Form 10QSB
period 2007-06-30
ROYAL EQUINE ALLIANCE CORP
filed 2007-08-29
CIK 1358099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______ to ____________

 ROYAL EQUINE ALLIANCE CORPORATION
(Name of Registrant as specified in its charter)

Nevada	20-4076559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or jurisdiction)	Identification Number)

269 South Beverly Drive, Suite 1222
Beverly Hills, California 90212
 (Address of principal executive offices)

Copies of communications to:

JOSEPH I. EMAS
1224 WASHINGTON AVENUE
MIAMI BEACH, FLORIDA 33139
TELEPHONE NO.: (305) 531-1174
FACSIMILE NO.: (305) 531-1274

Registrant’s telephone number, including area code: (310) 882-6830

Check whether the registrant (1) filed all reports required to be filed by Section l3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 shares of Common Stock as of August 29, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Royal Equine Alliance Corporation
INDEX TO FORM 10-QSB FILING
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

TABLE OF CONTENTS

PAGE
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheet As of June 30, 2007	3
Consolidated Condensed Statements of Operations For the Three and Six ended June 30, 2007 and 2006	4
Consolidated Condensed Statements of Cash Flows For the Six months ended June 30, 2007 and 2006	5
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11
Item 3. Control and Procedures.	12
PART II
OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Securities and Use of Proceeds	13
Item 3. Defaults upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits	13

PART I FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

ROYAL EQUINE ALLIANCE CORPORATION
(a Development Stage Company)
Balance Sheet
(Unaudited)

June 30,
2007
Assets
Current Assets
Cash and cash equivalents	$60,756
Total current assets	60,756

TOTAL ASSETS	$60,756

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable	$1,500
Total current liabilities	1,500

Stockholders' Equity
Preferred stock: $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock: $0.001 par value; 70,000,000 shares authorized: 4,900,000 shares issued and outstanding	4,900
Additional paid in capital	149,055
Accumulated deficit	(94,699)
Total stockholders' equity	59,256

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,756

The accompanying notes are an integral part of these financial statements

ROYAL EQUINE ALLIANCE CORPORATION
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Six	From Inception January 10,	From Inception January 10,
	Months	Months	Months	2006	2006
	Ended	Ended	Ended	Through	Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Revenues, net	$4,000	$-	$4,000	$-	$4,000
Cost of Sales	-	-	-	-	-
Gross Margin	4,000	-	4,000	-	4,000

Operating Expenses
General and administrative	1,401	17,314	2,054	98,718	98,699
Total Operating Expenses	1,401	17,314	2,054	98,718	98,699

Net Income (Loss)	$2,599	$(17,314)	$1,946	$(98,718)	$(94,699)

Basic Loss per Share	$0.00	$(0.00)	$0.00	$(0.02)
Weighted Average Shares Outstanding	4,900,000	4,900,000	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements

ROYAL EQUINE ALLIANCE CORPORATION
(a Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 10, 2006	-	$-	-	$-	$-	$-	$-

Common stock issued for cash at $0.03 per share	-	-	3,800,000	3,800	95,155	-	98,955
Common stock issued for cash at $0.05 per share	-	-	1,100,000	1,100	53,900	-	55,000
Net loss for the year ended December 31, 2006	-	-	-	-	-	(96,645)	(96,645)

Balance, December 31, 2006	-	-	4,900,000	4,900	149,055	(96,645)	57,310
Net loss for the six months ended June 30, 2007	-	-	-	-	-	1,946	1,946

Balance, June 30, 2007	-	$-	4,900,000	$4,900	$149,055	$(94,699)	$59,256

The accompanying notes are an integral part of these financial statements

ROYAL EQUINE ALLIANCE CORPORATION
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the Six	For the Six	January 10, 2006
	Months Ended	Months Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007
Cash Flows from Operating Activities:
Net Loss	$1,946	$(98,718)	$(94,699)
Adjustments to reconcile to cash flows
from operating activities:
Depreciation	-	-	-
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	1,500	-	1,500
Net Cash Used In Operating Activities	3,446	(98,718)	(93,199)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	-
Net Cash Used In Investing Activities	-	-	-

Cash Flows from Financing Activities:

Proceeds from sale of common stock	-	98,955	153,955
Net Cash Provided by Financing Activities	-	98,955	153,955

Net Increase (Decrease) in Cash and Cash Equivalents	3,446	237	60,756
Cash and Cash Equivalents at Beginning of Period	57,310	-	-
Cash and Cash Equivalents at End of Period	$60,756	$237	$60,756

The accompanying notes are an integral part of these financial statements

Royal Equine Alliance Corporation
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include of investing in and developing all types of businesses related to the equine industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM II.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Business

Royal Equine Alliance Corporation was incorporated in the State of Nevada on January 10, 2006. Royal Equine Alliance Corporation is a startup and has not yet realized any revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid to affiliates of Royal Equine Alliance Corporation.

Royal Equine Alliance Corporation has a principal business objective of eventually acquiring horse racing training properties and in the short term building an income stream from horse racing operations including race horse boarding, training and racing facilities, as well as revenue generation through the direct and indirect ownership of racing horses.

Plan of Operations

During the period from inception through June 30, 2007, we generated no revenues of and incurred a net loss of $94,699. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believes that our cash and cash equivalents as of June 30, 2007 in the amount of $60,756 is sufficient to maintain our current minimal level of operations for current calendar year.

If we do not generate sufficient revenues to meet our expenses over the next 12 months, or if we need additional capital to acquire real estate properties, we may need to raise additional capital. We intend to seek access to capital through the issues of debt securities or through issuing additional capital stock in exchange for cash, in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Since our incorporation, we have raised a total of $153,595 through private sales of our common equity. In January 2006, we issued 3,500,000 shares of our common stock to Michael Schlosser, an officer and director, in exchange for services and cash. Additionally, in May and June 2006, we sold an aggregate of 1,100,000 shares of our common stock to 26 unrelated third parties for cash proceeds of $55,000.

We are currently in the process of raising capital through a placement of our securities as disclosed on Form SB-2 as filed with the SEC and declared effective as of August 10, 2007. We anticipate raising $55,000 from this offering. Management believes that this will be sufficient to satisfy our start-up and operating requirements for the next 12 months. The table below sets forth the anticipated use of the $55,000 from that offering:

	Amount Allocated	Amount Expended	Estimated Completion

General working capital	$8,190	None	Use as Needed
Marketing and advertising activities	$20,000	None	Use as needed
Travel	$5,000	None	Use as needed
Office expenses	$6,000	None	Use as needed
Employees-General administrative staff	$7,500	None	Use as needed
Offering expenses	$8,310	$8,310	Completed

Our management believes that establishing our brand name is imperative to our ability to continue as a going concern. Establishing a personal local presence is critical to reaching a broad consumer base, including web based contacts. We intend to develop a comprehensive website to offer information about our company and provide contact information. We will update the website as time and financial assets allow. The website will be primarily for contact information and some general information about the company. It will serve as our secondary method of generating service contracts.

We have allocated $8,190 of the proceeds toward a reserve of general working capital.

We have allocated $20,000 of the proceeds raised in the private placement to finance our marketing activities. We have not sought to implement any significant marketing scheme and consequently have no marketing or sales initiatives or arrangements in development or effect.

We have allocated $5,000 towards travel in the exploration of assets to purchase.

We have budgeted $6,000 towards general office expenses.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and director appear sufficient at this time. However, the possibility does exist that administrative staff and services may be required. Consequently $7,500.00 was allocated for such support.

Mr. Schlosser, an officer and director, recognizes that we are required to continuously file reports with the SEC and any exchange we may be listed on, and understands the resultant increased costs of being a public reporting company. Mr. Schlosser believes that investors are more agreeable to invest in a company that intends to become a public company rather than to remain private with no foreseeable exit strategy for shareholders. Thus, Mr. Schlosser raised capital in the Regulation D, Rule 504 offering which was completed in June 2006 with the intention of Royal Equine Alliance Corporation becoming a public reporting company. Our private investors held no influence on the decision to become a public company.

In addition, Mr. Schlosser believes that one benefit of being a public company is the access to capital markets. We believe that if additional funds are required to finance our continuing operations, we may be able to obtain more capital by pursuing an offering of equity or debt securities.

We do not expect to incur any significant research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our director. Additionally, we believe that this fact shall not materially change.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

We do not expect to incur any significant research and development costs.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our director. Additionally, we believe that this fact shall not materially change.

We do not intend to engage in a merger with, or effect an acquisition of, another company in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

We are not aware of any pending or threatened litigation.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

There were no changes in securities or purchase or sales of securities during the period ended June 30, 2007.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended June 30, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended June 30, 2007.

Item 5. Other Information:

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 29, 2007

/s/ Michael Schlosser
By: Michael Schlosser President, CEO, Director

/s/ Michael Schlosser
By: Michael Schlosser Chief Financial Officer