Form 10QSB
period 2007-09-30
ROYAL EQUINE ALLIANCE CORP
filed 2007-11-14
CIK 1358099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,900,000 shares of Common Stock as of November 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Royal Equine Alliance Corporation
INDEX TO FORM 10-QSB FILING
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

TABLE OF CONTENTS

PAGE
PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Condensed Balance Sheet As of September 30, 2007	3
Consolidated Condensed Statements of Operations For the Three and Nine ended September 30, 2007 and 2006	4
Consolidated Condensed Statements of Cash Flows For the Nine months ended September 30, 2007 and 2006	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item 3. Control and Procedures.	11

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Securities and Use of Proceeds	13

Item 3. Defaults upon Senior Securities	13

Item 4. Submission of Matters to a Vote of Security Holders	13

Item 5. Other Information	13

Item 6. Exhibits	13

PART I FINANCIAL INFORMATION

ITEM I FINANCIAL STATEMENTS

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$60,701	$57,310

Total Current Assets	60,701	57,310

TOTAL ASSETS	$60,701	$57,310

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$1,500	$-

Total Current Liabilities	1,500	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding	4,900	4,900
Additional paid-in capital	149,055	149,055
Accumulated deficit	(94,754)	(96,645)

Total Stockholders' Equity (Deficit)	59,201	57,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$60,701	$57,310

The accompanying notes are an integral part of these financial statements.

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception January 10, 2006, Through September 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$4,000	$-	$4,000

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	4,000	-	4,000

EXPENSES

General and administrative	55	-	2,109	96,544	98,754

Total Expenses	55	-	2,109	96,544	98,754

OPERATING LOSS	(55)	-	1,891	(96,544)	(94,754)

OTHER INCOME (EXPENSES)

Income tax expense	-	-	-	-	-

NET INCOME (LOSS)	$(55)	$-	$1,891	$(96,544)	$(94,754)

BASIC LOSS PER SHARE	$(0.00)	$0.00	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,900,000	4,900,000	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements.

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 10, 2006	-	$-	$-	$-	$-

Common stock issued for cash
at $0.03 per share	3,800,000	3,800	95,155	-	98,955

Common stock issued for cash
at $0.05 per share	1,100,000	1,100	53,900	-	55,000

Net income (loss) for the year
ended December 31, 2006	-	-	-	(96,645)	(96,645)

Balance, December 31, 2006	4,900,000	4,900	149,055	(96,645)	57,310

Net income (loss) for the nine months
ended September 30, 2007	-	-	-	1,891	1,891

Balance, September 30, 2007	4,900,000	4,900	149,055	(94,754)	59,201

The accompanying notes are an integral part of these financial statements.

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		From Inception January 10, 2006, Through September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$1,891	$(96,544)	$(94,754)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	-	-
Changes in operating assets and liabilities Increase (decrease) in accounts payable	1,500	-	1,500

Net Cash Used by Operating Activities	3,391	(96,544)	(93,254)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	98,955	153,955

Net Cash Provided by Financing Activities	-	98,955	153,955

NET DECREASE IN CASH	3,391	2,411	60,701

CASH AT BEGINNING OF PERIOD	57,310	189	-

CASH AT END OF PERIOD	$60,701	$2,600	$60,701

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Royal Equine Alliance Corporation
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Plan of Operations

During the period from inception through September 30, 2007, we generated no revenues of and incurred a net loss of $94,754.. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believes that our cash and cash equivalents as of September 30, 2007 in the amount of $60,701 is sufficient to maintain our current minimal level of operations for current calendar year.

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

Since our incorporation, we have raised a total of $153,595 through private sales of our common equity. In January 2006, we issued 3,500,000 shares of our common stock to Michael Schlosser, an officer and director, in exchange for services and cash. Additionally, in May and September 2006, we sold an aggregate of 1,100,000 shares of our common stock to 26 unrelated third parties for cash proceeds of $55,000.

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

Mr. Schlosser, an officer and director, recognizes that we are required to continuously file reports with the SEC and any exchange we may be listed on, and understands the resultant increased costs of being a public reporting company. Mr. Schlosser believes that investors are more agreeable to invest in a company that intends to become a public company rather than to remain private with no foreseeable exit strategy for shareholders. Thus, Mr. Schlosser raised capital in the Regulation D, Rule 504 offering which was completed in September 2006 with the intention of Royal Equine Alliance Corporation becoming a public reporting company. Our private investors held no influence on the decision to become a public company.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material currently pending legal proceedings to which the Company is a party and, to the Company's knowledge, no proceedings are contemplated against the Company.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

There were no changes in securities or purchase or sales of securities during the period ended September 30, 2007.

Item 3.	Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to the vote of securities holders during the period ended September 30, 2007.

Item 5.	Other Information:

There is no information with respect to which information is not otherwise called for by this form.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2007

/s/ Michael Schlosser
By: Michael Schlosser
President, CEO, Director

/s/ Michael Schlosser
By: Michael Schlosser
Chief Financial Officer