Form 10KSB
period 2007-12-31
ROYAL EQUINE ALLIANCE CORP
filed 2008-03-31
CIK 1358099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ☐ to ☐

Royal Equine Alliance Corporation
(Name of Registrant as specified in its charter)

Nevada	20-4076559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or jurisdiction)	Identification Number)

269 South Beverly Drive, Suite 1222
Beverly Hills, California 90212
(Address of principal executive offices)

Copies of communications to:

JOSEPH I. EMAS
1224 WASHINGTON AVENUE
MIAMI BEACH, FLORIDA 33139
TELEPHONE NO.: (305) 531-1174
FACSIMILE NO.: (305) 531-1274

Registrant’s telephone number, including area code: (Royal Equine) 882-6830

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

Common stock, par value $.0001	“Over the Counter Bulletin Board”

(Title of class)Check whether the issuer is not required to file reports 9 pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act. during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
☒ Yes ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
☐ Yes ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State Registrant's revenues for its most recent fiscal year: $4,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.05 the price of the last private placement of common equity: $55,000.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☒ No ☐:

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

4,900,000 issued and outstanding as of March 31, 2008 .

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (Check one): : No ☒ Yes ☐

Royal Equine Alliance Corporation
FORM 10-KSB - INDEX

EXPLANATORY NOTE

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about “Royal Equine” industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

Unless otherwise noted, references in this registration statement to “Royal Equine” the “Company,” “we,” “our” or “us” means Royal Equine Alliance Corporation, a Nevada corporation.

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire Registration Statement carefully.  Although management believes that the assumptions underlying the forward looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

Item 1. BUSINESS

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

Industry Background and Competition

Race Horse owners face several problems once they acquire a race capable horse. The horse must be housed in a facility where the horse will be cared for, properly fed, exercised on a regular basis and carefully trained, virtually year round, on a suitable oval race track. While these duties are generally conducted under the direction of an experienced horse trainer who has been hired by the owner, it is incumbent that the trainer has a facility that can provide the environment for attention to all of these horse training needs.

Real Estate Plan

The Company intends to create a “mini-warehouse” that will be filled with stalls for boarding horses and each stall is intended to generate rental income. In addition, , we may have the ability to generate revenues from numerous other sources - for example, horse transportation service, providing training/management, trailer sales, etc.

We currently do not own or lease any of the facilities that we intend to make use of for purposes of implementing the plans disclosed in this plan. We have not, to date, made any definitive relations with trainers and/or race horse owners who are interested in contracting with us for use of the mini-warehouse facility referenced.

REAC’s initial planned facility is projected to have between 50 and 200 total horses. REAC intends to provide stall space for a fee. The individual horse owners are responsible for other animal costs and they pay for all of the costs associated with horse ownership (food, vet, insurance, farrier, training, transportation etc.).

Business Model

We were formed to eventually build real estate equity and create an income stream from potential Royal Equine properties, racing operations, and trainers. Furthermore, our business modal anticipates creating a network of Royal Equine owned properties that are designed to develop the various profit potentials offered in several areas of the “horse racing arena”. As we continue to grow, the Company plans to create a branded name of horse boarding/training/racing facilities through the direct ownership of these facilities. To provide additional value to the company, we plan to eventually offer investment partnership interests whereby potential future investors can take direct ownership in a portfolio of horses and participate directly in the purse winnings of those horses. In many cases these same horses will be stabled at Royal Equine properties and trained by Royal Equine trainers.

We plan primarily to be a real estate based enterprise and intends to take advantage of the three main areas of horse ownership and thus may be divided into three primary divisions. Since each type of horse competition requires that the owner utilize a specific type of training facility, REAC may obtain properties in any or all of the following three areas of horse racing:

a.	Standardbred (Harness) Racing: Jockey rides in a two wheeled racing cart behind the horse.

b.	Thoroughbred Racing: Jockey rides on top of horse

c.	Hunter - Jumper Competition Horses: Arena rider/horse competition

 Strategic Plans and Corporate Objectives

Our management plans to aggressively implement our business plan by acquiring suitable properties throughout North America and duplicating its operations over the next two fiscal years. The acquisition plan will be on a high growth schedule dependent on the use of Royal Equine equity to complete such transactions. The ideal property will be one that has an existing horse barn/stable operation and whose size would be about 40 to 100 acres, with a portion of the property located on flat terrain. Also, the property must contain the proper soil conditions for creation of an on-site race/training track. Proper soil conditions are imperative as they lower the cost of track construction and make the track much easier to maintain during periods of adverse weather conditions.

Our management feels that to develop the brand name, each Royal Equine facility must be a premier first class property. Since many horse owners are very concerned about the treatment of their animals, it is important to present an “arena” of total comfort to the owner. This will be accomplished by both the physical appearance of the facility, the skill level of the Royal Equine trainers, on-site amenities, frequent email reports to owners on training progress, racing results, supplements used, etc.

Current and all future management and personnel have been entrusted with the specific goal of operating each and every facet of the total operation in accordance to Royal Equine standards.

In addition, it is anticipated that, depending upon the location, every new facility may offer on-site amenities such as (a) tack store, (b) farrier facilities, (c) vet office, (d) café/bar operation. Each of these operations will be non-REAC owned business, but each area may generate additional rental income from leasing space to the individual business operators.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

At this time we will not procure any raw materials and have no need for any principal suppliers as we do not produce a tangible product per se. Our company is a service oriented company.

However, our management intends to evaluate and where possible, offer horse owners, on-site, access to many of the supplies, foods, vitamins, supplements, hay, straw and other consumable products utilized in the training of a race horse and involved in a stable operation. This area has the potential to develop as an additional source of revenues for the company.

Need for Government Approval

We are not aware of the need to obtain governmental approval for any aspect of our operations with the possible exception of local business licenses, if applicable.

Effect of existing or probable government regulations

Royal Equine Alliance Corporation is not aware of any existing or probable government regulations that would have a material effect on our business.

Number of total employees and number of full time employees

Royal Equine Alliance Corporation is currently in the development stage. During the development stage, we plan to rely exclusively on the services of our officers and director to set up our business operations.

Regulatory Mandates

Royal Equine Alliance Corporation is not aware of any existing or probable government regulations that would have a material effect on our business.

Administrative Offices

Royal Equine’s administrative office is located at 269 South Beverly Drive, Suite 1222
Beverly Hills, California 90212.

Reports to Security Holders

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. We will be an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be viewed at http://www.sec.gov/.

Risk Factors

Our common shares must be considered a speculative investment. Readers should carefully consider the risks described below before deciding whether to invest in shares of our common stock. If we do not successfully address any of the risks described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure any investor that we will successfully address these risks.

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF REAC FAILS TO FULLY IMPLEMENT ITS BUSINESS PLAN.

Royal Equine Alliance Corporation (“REAC”) was formed on January 10, 2006. REAC has no significant demonstrable operations record upon which you can evaluate the business and its prospects. To date, we have not generated any revenues and may incur losses in the foreseeable future. REAC’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, competition, the absence of any revenue streams, inexperienced management and lack of brand recognition. REAC cannot guarantee that it will be successful in accomplishing its objectives. If we fail to implement and establish a financial base of operations, we may be forced to cease operations, in which case investors may lose their entire investment.

FUTURE ADDITIONAL ISSUANCES OF SHARES OF OUR COMMON STOCK MAY CAUSE INVESTORS TO BEAR A SUBSTANTIAL RISK OF LOSS DUE TO IMMEDIATE AND SUBSTANTIAL DILUTION

We are authorized to issue up to 70,000,000 shares of common stock. Presently, there are 4,900,000 shares of common stock issued and outstanding as of the date of this prospectus. In the event we require additional capital, we may need to issue shares of our common stock in exchange for cash to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Any such future additional issuances of our stock will increase outstanding shares and dilute stockholders’ interests.

INVESTORS HAVE LIMITED CONTROL OVER DECISION-MAKING BECAUSE MICHAEL SCHLOSSER, AN OFFICER, SOLE DIRECTOR AND SHAREHOLDER, CONTROLS THE MAJORITY OF OUR ISSUED AND OUTSTANDING COMMON STOCK.

Michael Schlosser, who is our President, Secretary, Treasurer and sole director, beneficially owns approximately 71.43% of our outstanding common stock. As a result, this one stockholder could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors. This concentration of ownership further limits the power to exercise control by the minority shareholders.

WE MAY BE UNABLE TO GENERATE SALES WITHOUT SALES OR MARKETING.

We have not significantly commenced our planned operations and have limited sales and marketing capabilities. We cannot guarantee that we will be able to develop a significant sales and marketing plan or implement our strategic business plan. In the event we are unable to successfully execute these objectives, we may be unable to generate sufficient sales and operate as a going concern.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, WE MAY BE FORCED TO GO OUT OF BUSINESS.

We have limited capital resources. To date, we have not generated any cash flow from our operations. Unless we begin to generate sufficient revenues from the implementation of our proposed business plan to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency concerns may force us to go out of business if additional financing is not available. We have no intention of liquidating. In the event our cash resources are insufficient to continue operations, we intend to raise additional capital through offerings and sales of equity or debt securities. In the event we are unable to raise sufficient funds, we will be forced to go out of business and will be forced to liquidate. A possibility of such outcome presents a risk of complete loss of investment in our common stock.

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, INVESTORS MAY FACE A COMPLETE LOSS OF THEIR INVESTMENT.

We have yet to significantly commence our planned operations. As of the date of this Prospectus, REAC has had only limited start-up operations and has generated no revenues to date. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement, of which this prospectus is a part. If REAC’s business fails, the investors in this offering may face a complete loss of their investment.

COMPETITIVE PRESSURES FROM COMPETITORS WITH MORE RESOURCES MAY CAUSE US TO FAIL TO IMPLEMENT OUR BUSINESS MODEL.

Royal Equine Alliance Corporation is entering an arena which is a highly competitive market segment with relatively low barriers to entry. Within Canada and the United States there are numerous existing horse race training facilities and, on-site, race horse boarding at the major race track locations. There are also numerous parcels of undeveloped real estate that contain sufficient acreage and soil conditions that would permit the construction of suitable horse race training tracks and stall facilities and these facilities would provide additional completion. Some of our expected competitors include larger and more established global companies. Generally, our actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition. Therefore, many of these competitors may be able to devote greater resources than REAC to sales and marketing efforts, expanding their sphere of influence and hiring and retaining key employees. There can be no assurance that our current or potential competitors will not develop or offer comparable or superior services to those expected to be offered by us. Increased competition could result in lower than expected operating margins or loss of market share, either of which would materially and adversely affect our business, results of operation and financial condition.

OUR INTERNAL CONTROLS MAY BE INADEQUATE, WHICH COULD CAUSE OUR FINANCIAL REPORTING TO BE UNRELIABLE AND LEAD TO MISINFORMATION BEING DISSEMINATED TO THE PUBLIC.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We principally have one individual performing the functions of all officers and directors. This individual developed our internal control procedures and is responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

FAILURE BY US TO RESPOND TO CHANGES IN CONSUMER PREFERENCES COULD RESULT IN LACK OF SALES REVENUES AND MAY FORCE US OUT OF BUSINESS.

Any change in the preferences of our potential customers that we fail to anticipate could reduce the demand for our services. Decisions about our focus and the specific services we plan to offer will often be made in advance of entering the marketplace. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, customer dissatisfaction, failure to attract demand for our proposed services and lower profit margins.

CERTAIN NEVADA CORPORATION LAW PROVISIONS COULD PREVENT A POTENTIAL TAKEOVER, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors.

THE COSTS AND EXPENSES OF SEC REPORTING AND COMPLIANCE MAY INHIBIT OUR OPERATIONS.

After the effectiveness of this registration statement, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The costs of complying with such requirements may be substantial. In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit out ability to continue our operations.

YOU MAY NOT BE ABLE TO SELL YOUR SHARES IN OUR COMPANY BECAUSE THERE IS NO PUBLIC MARKET FOR OUR STOCK.

To date, we have made no effort to obtain listing or quotation of our securities on a national stock exchange or association. We have not identified or approached any broker/dealers with regard to assisting us apply for such listing. We were planning on initially listing on the National Quotation Bureau’s Electronic Pink Sheets. However, DTC would not provide eligibility to the Issuer’s common stock for electronic transfer as we did not meet new issuer DTC eligibility. In order to meet DTC eligibility, we are, in this registration statement, registering our shareholders common stock for resale with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. Once our shareholders common stock is registered for resale and we are successful in obtaining fully reporting status, we will reapply for DTC eligibility. In the absence of being listed on a national stock exchange or association, no market may ever be available for investors in our common stock to sell their shares. Given the concentration of shares owned by Mr. Schlosser, we cannot guarantee that a meaningful trading market will develop. If a market ever develops for our Common Stock, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control. In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

INVESTORS MAY HAVE DIFFICULTY LIQUIDATING THEIR INVESTMENT BECAUSE REAC STOCK IS SUBJECT TO PENNY STOCK REGULATION.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

A LARGE PERCENTAGE OF OUR ISSUED AND OUTSTANDING COMMON SHARES ARE RESTRICTED UNDER RULE 144 OF THE SECURITIES ACT, AS AMENDED. WHEN THE RESTRICTION ON THESE SHARES IS LIFTED, AND IF THE SHARES ARE SOLD IN THE OPEN MARKET, THE PRICE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

A large number (3,800,000) of the presently outstanding shares of common stock (4,900,000), are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144, as amended, is an exemption that generally provides that a person who has satisfied a one year holding period for such restricted securities may sell, within any three month period (provided we are current in our reporting obligations under the Exchange Act) subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company’s outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale.

OUR STOCK IS A SPECULATIVE INVESTMENT THAT MAY RESULT IN LOSSES TO INVESTORS.

Our securities are characterized as microcap stock. The term “microcap stock” applies to companies with low or “micro” capitalizations, meaning the total value of the company’s stock. Microcap companies typically have limited assets. Microcap stocks tend to be low priced and trade in very low volumes. Therefore, your entire investment may be lost should REAC be unable to completely implement its business plan.

We might ultimately list on the OTC Bulletin Board® (the “OTCBB”). The OTCBB is an electronic quotation system that displays real-time quotes, last-sale prices, and volume information for many OTC securities that are not listed on the NASDAQ Stock Market or a national securities exchange. Brokers who subscribe to the system can use the OTCBB to look up prices or enter quotes for OTC securities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Special Note Regarding Forward-Looking Statements

This filing contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Item 2. Description of Property

The Company uses the mailing address of 9903 Santa Monica Boulevard, Suite 406, Beverly Hills, California 90212 and has the availability to utilize office space at that location. The services provided by Royal Equine better lend themselves to Royal Equine representatives meeting potential clients at the potential client’s principal place of business for not only convenience of the potential client, but for Royal Equine to better understand the business nature of the potential client. We believe that this arrangement is suitable and most cost-effective at this time. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.

Item 3. Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director or executive officer of the Company: (1)any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2)any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3)being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4)being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such.  I am not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency.  I know of no claims against the Company or any reputed claims against it at this time.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to shareholders for the period ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Issuer was planning on initially listing on the National Quotation Bureau’s Electronic Pink Sheets. However, DTC would not provide eligibility to the Issuer’s common stock for electronic transfer. On its website, DTC provides information regarding new issuer DTC eligibility. Generally, the only security issues that may be made eligible for DTC’s book-entry delivery services are those that either: (a) have been registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended; (b) are exempt from registration pursuant to a Securities Act exemption that does not involve transfer or ownership restrictions; or (c) are eligible for resale pursuant to Rule 144A or Regulation S (and otherwise meet DTC’s eligibility criteria). While we believe that our common stock presently falls under item (b) in that the shares we are presently registering were issued in a manner that was exempt from registration pursuant to a Securities Act exemption that does not involve transfer or ownership restrictions. However, in order to fully satisfy the DTC eligibility requirements, we are registering the selling shareholders’ shares of common stock for resale pursuant to the Securities Act of 1933 and become a permanently reporting company under the Securities Exchange Act of 1934, as amended. Once we have accomplished these objectives, we will reapply for listing on the OTCBB .

Holders of Our Common Stock

As of the date of this Prospectus, REAC has 4,900,000 shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

REAC’s Transfer Agent is 1 st Global Stock Transfer, LLC, 7341 W. Charleston Blvd., Suite 130, Las Vegas, NV 89117, telephone number (702) 656-4919.

Dividend Policy

Royal Equine has never declared or paid any cash dividends on its common stock. For the foreseeable future, Royal Equine intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including Royal Equine’s financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10−KSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to ”anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers and difficulties of hiring or retaining key personnel, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. In addition, you are urged to read this report in conjunction with the risk factors described herein.

This discussion and analysis of financial position and results of operation is prepared as at December 31, 2007. The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

Plan of Operations

Royal Equine Alliance Corporation was incorporated in the State of Nevada on January 10, 2006. REAC is a startup and has not yet realized any revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid to affiliates of REAC.

During the period from inception through December 31, 2007, we generated no revenues of and incurred a net loss of $131,284. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believe that our cash on hand as of December 31, 2007 in the amount of $24,671 may not be sufficient to maintain our current minimal level of operations for current calendar year and management may need to explore other alternative sources of revenue.

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

On March 3, 2008, Michael Schlosser, the holder of 3,500,000 shares of common stock of the Company, representing 71.43% of the Company’s issued and outstanding shares of Common Stock, sold his shares of Common Stock in a private transaction to Demitro Marianovich.
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

Certain Relationships and Related Transactions

In January 2006, REAC issued 3,500,000 shares of $0.001 par value common stock to Michael Schlosser, an officer and director, in exchange for services and cash.

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

ITEM 7. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Royal Equine Alliance Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Royal Equine Alliance Corporation (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 and from inception on January 10, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Equine Alliance Corporation (a development stage company) as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and from inception on January 10, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and has generated losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates Chartered
Moore & Associates Chartered
Las Vegas, Nevada
February 22, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS

Cash	$24,671	$57,310

Total Current Assets	24,671	57,310

TOTAL ASSETS	$24,671	$57,310

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,000	$-

Total Current Liabilities	2,000	-

STOCKHOLDERS' EQUITY

Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding	4,900	4,900
Additional paid-in capital	149,055	149,055
Accumulated deficit	(131,284)	(96,645)

Total Stockholders' Equity	22,671	57,310

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,671	$57,310

The accompanying notes are an integral part of these financial statements.

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Statements of Operations

		From Inception	From Inception
	For the	January 10,	January 10,
	Years Ended	2006, Through	2006, Through
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUES	$4,000	$-	$4,000

COST OF SALES	-	-	-

GROSS PROFIT	4,000	-	4,000

EXPENSES

General and administrative	38,639	96,645	135,284

Total Expenses	38,639	96,645	135,284

OPERATING LOSS	(34,639)	(96,645)	(131,284)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$(34,639)	$(96,645)	$(131,284)

BASIC LOSS PER SHARE PER SHARE	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	4,900,000	2,450,000

The accompanying notes are an integral part of these financial statements.

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 10, 2006	-	$-	$-	$-	$-

Common stock issued for cash at $0.03 per share	3,800,000	3,800	95,155	-	98,955

Common stock issued for cash at $0.05 per share	1,100,000	1,100	53,900	-	55,000

Net loss for the year ended December 31, 2006	-	-	-	(96,645)	(96,645)

Balance, December 31, 2006	4,900,000	4,900	149,055	(96,645)	57,310

Net loss for the year ended December 31, 2007	-	-	-	(34,639)	(34,639)

Balance, December 31, 2007	4,900,000	$4,900	$149,055	$(131,284)	$22,671

The accompanying notes are an integral part of these financial statements.

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Statements of Cash Flows

		From Inception	From Inception
	For the	January 10,	January 10,
	Years Ended	2006, Through	2006, Through
	December 31,	December 31,	December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(34,639)	$(96,645)	$(131,284)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities Increase (decrease) in accounts payable	2,000	-	2,000

Net Cash Used by Operating Activities	(32,639)	(96,645)	(129,284)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	153,955	153,955

Net Cash Provided by Financing Activities	-	153,955	153,955

NET DECREASE IN CASH	(32,639)	57,310	24,671

CASH AT BEGINNING OF PERIOD	57,310	-	-

CASH AT END OF PERIOD	$24,671	$57,310	$24,671

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROYAL EQUINE ALLIANCE CORPORATION
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 1 -	NATURE OF ORGANIZATION

a. Organization and Business Activities

The Company was incorporated under the laws of the State of Nevada on January 10, 2006 with a principal business objective of acquiring horse racing training properties and in the short term building an income stream from horse racing operations including race horse boarding, training and racing facilities, as well as revenue generation through the direct and indirect ownership of racing horses. The Company has not realized significant revenues to date and therefore classified as a development stage company.

b. Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 years. Depreciation is computed using the straight-line method when the assets are placed in service.

c. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

d. Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

e. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Revenue Recognition

The Company recognizes when products are fully delivered or services have been provided and collection is reasonably assured.

g. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising expense of $-0- and $-0- during the periods ended December 31, 2007 and 2006, respectively.

h. Concentrations of Risk
The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At December 31, 2007, the Company’s bank deposits did not exceed the insured amounts.

ROYAL EQUINE ALLIANCE CORPORATION
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 1 -	NATURE OF ORGANIZATION (Continued)
j.	Basic Loss Per Share

The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period. The Company has not common stock equivalents outstanding as of December 31, 2007 and 2006.

	For the Year Ended December 31, 2007	From Inception on January 10, 2006 Through December 31, 2006
Loss (numerator)	$(34,639)	$(96,645)
Shares (denominator)	4,900,000	2,450,000
Per share amount	$(0.01)	$(0.04)

k. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Income tax expense at statutory rate	$(13,509))	$(37,692)
Common stock issued for services	-)	-
Valuation allowance	13,509	37,692
Income tax expense per books	$-)	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the ended December 31, 2007 and 2006 due to the following:

	December 31, 2007	December 31, 2006
NOL Carryover	$51,201	$37,692
Valuation allowance	(51,201)	(37,692)
Net deferred tax asset	$-	$-

At December 31, 2007, the Company had net operating loss carryforwards of approximately $131,284 that may be offset against future taxable income through 2027. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

ROYAL EQUINE ALLIANCE CORPORATION
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 1 -	NATURE OF ORGANIZATION (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management’s plans include of investing in and developing all types of businesses .

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -	IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007 , the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

ROYAL EQUINE ALLIANCE CORPORATION
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 3 -	IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

NOTE 4 -	EQUITY TRANSACTIONS

During the year ended December 31, 2006, the Company issued 3,800,000 shares of its common stock for cash at $0.03 per share. The Company later issued an additional 1,100,000 shares of its common stock for cash at $0.05 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2007 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

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

ITEM 8A(T). MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information regarding the executive officers and directors of Royal Equine as of the date of this Prospectus:

Name and Address	Age	Position

Demitro Marianovich c/o Royal Equine Alliance Corporation	40	President, Secretary, Treasurer and Director
269 South Beverly Drive, Suite 1222 Beverly Hills, California 90212

Demitro Marianovich – President, Treasurer, Secretary, and Director - Demitro Marianovich, joined the Company on March 3, 2008.  From July 2005 through December 2007, Mr. Marianovich served in various capacities in GRA Company, an car audio equipment distribution company.  From June 1996 through June 2005, Mr. Marianovich served as Sales Manager and most recently as Strategic Manager for Information Computer Systems Company, an computer engineering services and network solutions provider. From January 1995 to May 1996, Mr. Marianovich was employed by IV Communications Company, a provider of computer and computer network services, as Senior  Sales Manager. From 1992 through 1995 Mr. Marianovich  served in various capacities in INKO Joint Stock Bank in Ukraine. Mr. Marianovich received a MS degree from the Ukrainian Agriculture Academy.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolutions of such conflicts.

Board of Directors Committees and Other Information

Royal Equine Alliance Corporation’s sole director was elected by the stockholders to a term of one (1) year and serves until a successor is elected and qualified. The officers were appointed by the Board of Directors to a term of one (1) year and serve until successor(s) are duly elected and qualified, or until removed from office. The Board of Directors is not composed of any nominating, auditing or compensation committees.

The Board of Directors currently has no committees. As and when required by law, it will establish Audit Committee and a Compensation Committee. The Audit Committee will oversee the actions taken by our independent auditors and review our internal financial and accounting controls and policies. The Compensation Committee will be responsible for determining salaries, incentives and other forms of compensation for our officers, employees and consultants and will administer our incentive compensation and benefit plans, subject to full board approval.

The functions of the Audit Committee and the Compensation Committee are currently performed by the Board of Directors.

Director Compensation

Our Director is not entitled to receive compensation for services rendered to us, or for each meeting attended except for reimbursement of reasonable out-of-pocket expenses. We have not formal or informal arrangements or agreements to compensate Directors for services provided as a director of our company.

Changes in Control

We are not aware of any arrangements, which may result in a change in control of the Company.

Indemnification of Officers and Directors

As permitted by Nevada law, our Articles of Incorporation provide that we will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

ITEM 10. Executive Compensation.

Summary Compensation Table

The following table shows the compensation paid over the past three fiscal years with respect to our “named executive officers” as that term is defined by the under the Securities and Exchange Act of 1934.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Schlosser	2006	__	__	3,500*	__	__	__	__	__
Former CEO, CFO Director	2007	__	__	__	__	__	__	__	__

*In January 2006, we issued 3,500,000 shares of our common stock to Michael Schlosser, our founding shareholder and the sole officer and director, in exchange for services and cash.

On March 3, 2008, Michael Schlosser resigned as an officer of the Corporation and as a member of the Board of Directors of the Company. To the knowledge of the Board of Directors, Michael Schlosser had no disagreement with the Company on any matter related to the Company's operations, policies or practices.

Michael Schlosser has appointed Demitro Marianovich as the sole member of the Board of Directors and as President and Chief Executive Officer. At this time, no employment agreements have been executed and no compensation arrangements have been finalized.

Demitro Marianovich has no employment contract with us and receives no compensation at this time.

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

PENSION BENEFITS TABLE

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

There are no existing or planned option/SAR grants.

Employment Agreements

Royal Equine is not a party to any employment agreements.

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2007 with respect to the beneficial ownership of Royal Equine Alliance Corporation’s common stock by all persons known by Royal Equine to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to Royal Equine’s knowledge, either sole or majority voting and investment power.

			Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Before Offering	After Offering (3)

Common	Demitro Marianovich, President,Secretary, Treasurer, Director	3,500,000	71.43%	71.43%

	All Directors and Officers as a group (1 person)	3,500,000	71.43%	71.43%

Notes:
1	The address for Demitro Marianovich is c/o REAC, 269 South Beverly Drive, Suite 1122, Beverly Hills, California 90212.
2
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2006, REAC issued 3,500,000 shares of $0.001 par value common stock to Michael Schlosser, an officer and director, in exchange for services and cash.

ITEMS 13 EXHIBITS

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1	Section 1350 Certification of the Chief Executive Officer (2)

32.2	Section 1350 Certification of the Chief Financial Officer (2)

(1) Incorporated by reference to the Form. SB-2 filed with the Securities and Exchange Commission on July 11, 2007.

(2) Filed herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Moore & Associates Chartered has audited the Company's financial statements annually for December 31, 2007. Fees related to services performed by Moore & Associates Chartered in 2006 were as follows:

	2006	2007
Audit Fees (1)	$2,500	$2,500

Audit-Related Fees	-0-	$500
Tax Fees (2)	-0-	-0-
All Other Fees (3)	-0-	-0-

Total	$2,500	$3,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.

(2)	Tax fees principally included tax advice, tax planning and tax return preparation.

(3)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-KSB for the Company's 2007 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for its 2007 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

INDEX TO EXHIBITS

The Exhibits listed below are filed as part of this Registration Statement.

Exhibits

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

Signatures

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-KSB and authorized this registration statement to be signed on its behalf by the undersigned, on the 31st day of March, 2008.

/s/ Demitro Marianovich
By: Demitro Marianovich
President, CEO, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date

Demitro Marianovich	President, Chief Executive Officer, Chief Financial Officer, Director	March 31, 2008