Form 10-Q
period 2008-03-31
ROYAL EQUINE ALLIANCE CORP
filed 2008-05-30
CIK 1358099

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from N/A to N/A

Commission File No. 000-52775

Royal Equine Alliance Corporation
(Name of small business issuer as specified in its charter)
Nevada	20-4076559
State of Incorporation	IRS Employer Identification No.

269 South Beverly Drive, Suite 1222
Beverly Hills, California 90212
(Address of principal executive offices)

 (310) 882-6830
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 30, 2008
Common stock, $0.0001 par value	4,900,000

ROYAL EQUINE ALLIANCE CORPORATION
INDEX TO FORM 10-QSB FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$-	$24,671

Total Current Assets	-	24,671

TOTAL ASSETS	$-	$24,671

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$3,968	$2,000

Total Current Liabilities	3,968	2,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding	4,900	4,900
Additional paid-in capital	149,055	149,055
Accumulated deficit	(157,923)	(131,284)

Total Stockholders' Equity (Deficit)	(3,968)	22,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$24,671

The accompanying notes are an integral part of these financial statements.

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Statements of Operations
(unaudited)

			From Inception
	For the Three	For the Three	January 10,
	Months Ended	Months Ended	2006, Through
	March 31,	March 31,	March 31,
	2008	2007	2008

REVENUES	$-	$-	$4,000

COST OF SALES	-	-	-

GROSS PROFIT	-	-	4,000

EXPENSES

General and administrative	26,639	653	161,923

Total Expenses	26,639	653	161,923

OPERATING LOSS	(26,639)	(653)	(157,923)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$(26,639)	$(653)	$(157,923)

BASIC LOSS PER SHARE PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements.

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, January 10, 2006	-	$-	$-	$-	$-

Common stock issued for cash at $0.03 per share	3,800,000	3,800	95,155	-	98,955

Common stock issued for cash at $0.05 per share	1,100,000	1,100	53,900	-	55,000

Net loss for the year ended December 31, 2006	-	-	-	(96,645)	(96,645)

Balance, December 31, 2006	4,900,000	4,900	149,055	(96,645)	57,310

Net loss for the year ended December 31, 2007	-	-	-	(34,639)	(34,639)

Balance, December 31, 2007	4,900,000	4,900	149,055	(131,284)	22,671

Net loss for the three months ended March 31, 2008	-	-	-	(26,639)	(26,639)

Balance, March 31, 2008	4,900,000	$4,900	$149,055	$(157,923)	$(3,968)

The accompanying notes are an integral part of these financial statements.

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the Three	For the Three	January 10,
	Months Ended	Months Ended	2006, Through
	March 31,	March 31,	March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(26,639)	$(653)	$(157,923)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	1,968	500	3,968

Net Cash Used by Operating Activities	(24,671)	(153)	(153,955)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	153,955

Net Cash Provided by Financing Activities	-	-	153,955

NET DECREASE IN CASH	(24,671)	(153)	-

CASH AT BEGINNING OF PERIOD	24,671	57,310	-

CASH AT END OF PERIOD	$-	$57,157	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROYAL EQUINE ALLIANCE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full years.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

During the period from inception through March 31, 2008, we generated no revenues of and incurred a net loss of $157,923. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believe that our cash on hand as of March 31, 2008 in the amount of $0.00 will not be sufficient to maintain our current minimal level of operations for current calendar year and management may need to explore other alternative sources of revenue.

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

Since our incorporation, we have raised a total of $153,955 through private sales of our common equity.

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

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the sale of our nutricutical products.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in our registration statement on Form SB-2, filed December 21, 2006 and subsequently amended (the “Form SB-2”) and in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008 (the “Fiscal 2007 10-KSB”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10-K and the Form SB-2 except as disclosed below.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

The Liquidity Of Our Common Stock Is Seriously Limited And There Is A Limited Market For Our Common Stock

Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, and the liquidity of our common stock is limited. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Registrant Date: May 30, 2008	Royal Equine Alliance Corporation By: /s/ Demitro Marianovich
Demitro Marianovich
Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)