Form 10-Q
period 2008-06-30
ROYAL EQUINE ALLIANCE CORP
filed 2008-08-05
CIK 1358099

U.S. Securities and Exchange Commission
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐ Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act

For the transition period from N/A to N/A
____________________

Commission File No. 000-52775
____________________
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
Large accelerated filer	☐	Accelerated filer	☐	Non-Accelerated filer	☐	Small Business Issuer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

Transitional Small Business Disclosure Format (check one): Yes ☒ No ྑ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2008
Common stock, $0.0001 par value	4,900,000

ROYAL EQUINE ALLIANCE CORPORATION
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I

CERTIFICATIONS

Exhibit 31 – Management certification	12-17

Exhibit 32 – Sarbanes-Oxley Act	12-17

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	For the Six Months Ended June 30, 2008 (unaudited)	December 31, 2007(audited)
ASSETS
CURRENT ASSETS
Cash	$—	$24,671

Total Current Assets	—	24,671
TOTAL ASSETS	$—	$24,671
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,968	$2,000
Total Current Liabilities	$3,968	$2,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding	$4,900	$4,900
Additional Paid in Capital	149,055	149,055
Accumulated deficit	(157,923)	(131,284)
Total Stockholders’ Equity (Deficit)	(3,968)	22,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$—	$24,671

The accompanying notes are an integral part of these statements

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	From Inception September 6, through June 30, 2008

REVENUES	$—	$4,000	$—	$4,000	$4,000
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	4,000	—	4,000	4,000

EXPENSES:
General and Administrative	—	1,401	26,639	2,054	161,923
Total expenses	—	1,401	26,639	2,054	161,923

OPERATING LOSS	—	—	(26,639)	—	(157,923)

INCOME TAX EXPENSE	—	—	—	—	—

NET INCOME (LOSS)	$—	$2,599	$(26,639)	$1,946	$(157,923)

BASIC LOSS PER SHARE	$0,00	$0,00	$-0,01	$0,00

Weighted Average Number of Shares Outstanding	4,900,000	4,900,000	4,900,000	4,900,000

The accompanying notes are an integral part of these statements

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	From Inception September 6, through June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$(26,639)	$(157,923)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities Increase (decrease) in accounts payable	—	1,968	3,968
Net cash used by operating activities	—	(24,671)	(153,955)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	—	—	153,955
Net Cash Provided by Financing Activities	—	—	153,955
NET DECREASE IN CASH	—	(24,671)	—
CASH AT BEGINNING OF PERIOD	—	24,671	—
CASH AT END OF PERIOD	$—	$—	$—
SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these statements

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full years.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the period from inception through June 30, 2008, we generated no revenues of and incurred a net loss of $157,923. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director acknowledges that, as we have no cash on hand as of June 30, 2008 we may not be able to maintain our current minimal level of operations for current calendar year and management may need to explore other alternative sources of revenue.

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

  ecause of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS

14.1 31.1	Code of Ethics Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant Date: August 6, 2008	Royal Equine Alliance Corporation By: /s/ Demitro Marianovich
Demitro Marianovich
Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)