Form 10-Q
period 2008-09-30
ROYAL EQUINE ALLIANCE CORP
filed 2008-11-13
CIK 1358099

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]				QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

OR

[ ]				TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to

Commission file number:

Royal Equine Alliance Corporation (Name of small business issuer as specified in its charter)

Nevada (State of Incorporation)				20-4076559 (IRS Employer Identification No.)

269 South Beverly Drive, Suite 1222 Beverly Hills, California 90212 (Address of principal executive offices)

(310) 882-6830 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]     No  [  ]

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Small Business Issuer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.0001 par value				Outstanding at November 14, 2008 4,900,000

ROYAL EQUINE ALLIANCE CORPORATION
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008

<Table of Contents>

PART 1 - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$-	$24,671

Total Current Assets	-	24,671

TOTAL ASSETS	$-	$24,671

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accued expenses	$3,968	$2,000

Total Current Liabilities	3,968	2,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding as of September 30, 2008 and December 31, 2007	4,900	4,900
Additional Paid in Capital	149,055	149,055
Accumulated deficit	(157,923)	(131,284)

Total Stockholders' Equity (Deficit)	(3,968)	22,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$24,671

The accompanying notes are an integral part of these statements

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From Inception January 10, 2006 through

	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$4,000	$4,000
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	4,000	4,000

EXPENSES:
General and Administrative	-	55	26,639	2,109	161,923

Total expenses	-	55	26,639	2,109	161,923

OPERATING INCOME (EXPENSE)	-	(55)	(26,639)	1,891	(157,923)

INCOME TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$-	$(55)	$(26,639)	$1,891	$(157,923)

BASIC LOSS PER SHARE	$0.00	$0.00	$(0.01)	$0.00

Weighted Average Number of Shares Outstanding	4,900,000	4,900,000	4,900,000	4,900,000

The accompanying notes are an integral part of these statements

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008	From Inception January 10, 2006 through September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$-	$(26,639)	$(157,923)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities Increase (decrease) in accounts payable	-	1,968	3,968

Net cash used by operating activities	-	(24,671)	(153,955)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	-	-	153,955

Net cash provided by financing activities	-	-	153,955

NET DECREASE IN CASH	-	(24,671)	-

CASH AT BEGINNING OF PERIOD	-	24,671	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 1. - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2. - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management's plans include of investing in and developing all types of businesses related to the equine industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

<Table of Contents>

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Plan of Operations

Royal Equine Alliance Corporation ("REAC") was incorporated in the State of Nevada on January 10, 2006. REAC is a startup and has not yet realized any revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid to affiliates of REAC.

During the period from inception through September 30, 2008, we generated no revenues of and incurred a net loss of $157,923. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believe that our cash on hand as of September 30, 2008 in the amount of $0,00 may not be sufficient to maintain our current minimal level of operations for current calendar year and management may need to explore other alternative sources of revenue.

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

<Table of Contents>

On March 3, 2008, Michael Schlosser, the holder of 3,500,000 shares of common stock of the Company, representing 71.43% of the Company's issued and outstanding shares of Common Stock, sold his shares of Common Stock in a private transaction to Demitro Marianovich.

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

Additional Information

We file reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.

<Table of Contents>

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is the sale of our nutricutical products.

ITEM 4.	CONTROLS AND PROCEDURES

          (a)     Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

          Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

          Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

          (b)     Changes in Internal Control over Financial Reporting.

          During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

<Table of Contents>

PART II - OTHER INFORMATION

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

ITEM 1A.	RISK FACTORS

We have updated the risk factors previously disclosed in our registration statement on Form SB-2, filed December 21, 2006 and subsequently amended (the "Form SB-2") and in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 31, 2008 (the "Fiscal 2007 10-KSB"). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2007 10-K and the Form SB-2 except as disclosed below.

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

<Table of Contents>

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

ITEM 5.	OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

<Table of Contents>

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Royal Equine Alliance Corporation

Date: November 14, 2008	By: /s/ Demitro Marianovich

Demitro Marianovich Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

<Table of Contents>