Form 10-K
period 2008-12-31
ROYAL EQUINE ALLIANCE CORP
filed 2009-03-25
CIK 1358099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A .

Commission File No. 000-52775

Royal Equine Alliance Corporation (Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4076559 (I.R.S. Employer Identification No.)

269 South Beverly Drive, Suite 1222 Beverly Hills, California 90212 (Address of Principal Executive Offices)

Copies of communications to:
JOSEPH I. EMAS 1224 WASHINGTON AVENUE MIAMI BEACH, FLORIDA 33139 TELEPHONE NO.: (305) 531-1174 FACSIMILE NO.: (305) 531-1274

Registrant's Telephone Number, including area code: (310) 882-6830

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001 per Share (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.05 the price of the last private placement of common equity:  $55,000.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 4,900,000 issued and outstanding as of March 5, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Royal Equine Alliance Corporation
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

<toc>
PART I

ITEM 1.  BUSINESS

Description of Business

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

Real Estate Plan

The Company intends to create a "mini-warehouse" that will be filled with stalls for boarding horses and each stall is intended to generate rental income. In addition, we may have the ability to generate revenues from numerous other sources - for example, horse transportation service, providing training/management, trailer sales, etc.

We currently do not own or lease any of the facilities that we intend to make use of for purposes of implementing the plans disclosed in this plan. We have not, to date, made any definitive relations with trainers and/or race horse owners who are interested in contracting with us for use of the mini-warehouse facility referenced.

REAC's initial planned facility is projected to have between 50 and 200 total horses. REAC intends to provide stall space for a fee. The individual horse owners are responsible for other animal costs and they pay for all of the costs associated with horse ownership (food, vet, insurance, farrier, training, transportation etc.).

<toc>
Business Model

We were formed to eventually build real estate equity and create an income stream from potential Royal Equine properties, racing operations, and trainers. Furthermore, our business modal anticipates creating a network of Royal Equine owned properties that are designed to develop the various profit potentials offered in several areas of the "horse racing arena". As we continue to grow, the Company plans to create a branded name of horse boarding/training/racing facilities through the direct ownership of these facilities. To provide additional value to the company, we plan to eventually offer investment partnership interests whereby potential future investors can take direct ownership in a portfolio of horses and participate directly in the purse winnings of those horses. In many cases these same horses will be stabled at Royal Equine properties and trained by Royal Equine trainers.

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

Our management feels that to develop the brand name, each Royal Equine facility must be a premier first class property. Since many horse owners are very concerned about the treatment of their animals, it is important to present an "arena" of total comfort to the owner. This will be accomplished by both the physical appearance of the facility, the skill level of the Royal Equine trainers, on-site amenities, frequent email reports to owners on training progress, racing results, supplements used, etc.

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

<toc>
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

Administrative Offices

Royal Equine's administrative office is located at 269 South Beverly Drive, Suite 1222, Beverly Hills, California 90212.

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

<toc>
ITEM 1A.  RISK FACTORS

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

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF REAC FAILS TO FULLY IMPLEMENT ITS BUSINESS PLAN.
Royal Equine Alliance Corporation was formed on January 10, 2006. We have no significant demonstrable operations record upon which you can evaluate the business and its prospects. To date, we have not generated any revenues and may incur losses in the foreseeable future. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, competition, the absence of any revenue streams, inexperienced management and lack of brand recognition. REAC cannot guarantee that it will be successful in accomplishing its objectives. If we fail to implement and establish a financial base of operations, we may be forced to cease operations, in which case investors may lose their entire investment.

FUTURE ADDITIONAL ISSUANCES OF SHARES OF OUR COMMON STOCK MAY CAUSE INVESTORS TO BEAR A SUBSTANTIAL RISK OF LOSS DUE TO IMMEDIATE AND SUBSTANTIAL DILUTION
We are authorized to issue up to 70,000,000 shares of common stock. Presently, there are 4,900,000 shares of common stock issued and outstanding as of the date of this prospectus. In the event we require additional capital, we may need to issue shares of our common stock in exchange for cash to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Any such future additional issuances of our stock will increase outstanding shares and dilute stockholders' interests.

INVESTORS HAVE LIMITED CONTROL OVER DECISION-MAKING BECAUSE MICHAEL SCHLOSSER, AN OFFICER, SOLE DIRECTOR AND SHAREHOLDER, CONTROLS THE MAJORITY OF OUR ISSUED AND OUTSTANDING COMMON STOCK.
Demitro Marianovich, who is our President, Secretary, Treasurer and sole director, beneficially owns approximately 71.43% of our outstanding common stock. As a result, this one stockholder could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we enter into transactions which require stockholder approval. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. For example, Nevada law provides that not less than two-thirds vote of the stockholders is required to remove a director, which could make it more difficult for a third party to gain control of our Board of Directors. This concentration of ownership further limits the power to exercise control by the minority shareholders.

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

<toc>
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

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, INVESTORS MAY FACE A COMPLETE LOSS OF THEIR INVESTMENT.
We have yet to significantly commence our planned operations. As of the date of this annual report, REAC has had only limited start-up operations and has generated no revenues to date. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement, of which this prospectus is a part. If our business fails, the investors in this offering may face a complete loss of their investment.

COMPETITIVE PRESSURES FROM COMPETITORS WITH MORE RESOURCES MAY CAUSE US TO FAIL TO IMPLEMENT OUR BUSINESS MODEL.
Our business model anticipates entering an arena which is a highly competitive market segment with relatively low barriers to entry. Within Canada and the United States there are numerous existing horse race training facilities and, on-site, race horse boarding at the major race track locations. There are also numerous parcels of undeveloped real estate that contain sufficient acreage and soil conditions that would permit the construction of suitable horse race training tracks and stall facilities and these facilities would provide additional completion. Some of our expected competitors include larger and more established global companies. Generally, our actual and potential competitors have longer operating histories, significantly greater financial and marketing resources, as well as greater name recognition. Therefore, many of these competitors may be able to devote greater resources than us to sales and marketing efforts, expanding their sphere of influence and hiring and retaining key employees. There can be no assurance that our current or potential competitors will not develop or offer comparable or superior services to those expected to be offered by us. Increased competition could result in lower than expected operating margins or loss of market share, either of which would materially and adversely affect our business, results of operation and financial condition.

<toc>
OUR INTERNAL CONTROLS MAY BE INADEQUATE, WHICH COULD CAUSE OUR FINANCIAL REPORTING TO BE UNRELIABLE AND LEAD TO MISINFORMATION BEING DISSEMINATED TO THE PUBLIC.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

<toc>
YOU MAY NOT BE ABLE TO SELL YOUR SHARES IN OUR COMPANY BECAUSE THERE IS NO PUBLIC MARKET FOR OUR STOCK.
To date, we have made no effort to obtain listing or quotation of our securities on a national stock exchange or association. We have not identified or approached any broker/dealers with regard to assisting us apply for such listing. We were planning on initially listing on the National Quotation Bureau's Electronic Pink Sheets. However, DTC would not provide eligibility to the Issuer's common stock for electronic transfer as we did not meet new issuer DTC eligibility. In order to meet DTC eligibility, we are, in this registration statement, registering our shareholders common stock for resale with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended. Once our shareholders common stock is registered for resale and we are successful in obtaining fully reporting status, we will reapply for DTC eligibility. In the absence of being listed on a national stock exchange or association, no market may ever be available for investors in our common stock to sell their shares. Given the concentration of shares owned by Mr. Schlosser, we cannot guarantee that a meaningful trading market will develop. If a market ever develops for our Common Stock, of which we cannot guarantee success, the trading price of our common stock could be subject to wide fluctuations in response to various events or factors, many of which are beyond our control. In addition, the stock market may experience extreme price and volume fluctuations, which, without a direct relationship to the operating performance, may affect the market price of our stock.

INVESTORS MAY HAVE DIFFICULTY LIQUIDATING THEIR INVESTMENT BECAUSE REAC STOCK IS SUBJECT TO PENNY STOCK REGULATION.
The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules; the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in Company securities may find it difficult to sell their securities, if at all.

A LARGE PERCENTAGE OF OUR ISSUED AND OUTSTANDING COMMON SHARES ARE RESTRICTED UNDER RULE 144 OF THE SECURITIES ACT, AS AMENDED. WHEN THE RESTRICTION ON THESE SHARES IS LIFTED, AND IF THE SHARES ARE SOLD IN THE OPEN MARKET, THE PRICE OF OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.
A large number (3,800,000) of the presently outstanding shares of common stock (4,900,000), are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144, as amended, is an exemption that generally provides that a person who has satisfied a one year holding period for such restricted securities may sell, within any three month period (provided we are current in our reporting obligations under the Exchange Act) subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company's outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale.

<toc>
OUR STOCK IS A SPECULATIVE INVESTMENT THAT MAY RESULT IN LOSSES TO INVESTORS.
Our securities are characterized as microcap stock. The term "microcap stock" applies to companies with low or "micro" capitalizations, meaning the total value of the company's stock. Microcap companies typically have limited assets. Microcap stocks tend to be low priced and trade in very low volumes. Therefore, your entire investment may be lost should REAC be unable to completely implement its business plan.

We might ultimately list on the OTC Bulletin Board® (the "OTCBB"). The OTCBB is an electronic quotation system that displays real-time quotes, last-sale prices, and volume information for many OTC securities that are not listed on the NASDAQ Stock Market or a national securities exchange. Brokers who subscribe to the system can use the OTCBB to look up prices or enter quotes for OTC securities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

Special Note Regarding Forward-Looking Statements

This filing contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and good faith beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our proposed services and the products we expect to market, our ability to establish a customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this filing, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

The Company uses the mailing address of 269 South Beverly Drive, Suite 1222, Beverly Hills, California 90212 and has the availability to utilize office space at that location. The services provided by Royal Equine better lend themselves to Royal Equine representatives meeting potential clients at the potential client's principal place of business for not only convenience of the potential client, but for Royal Equine to better understand the business nature of the potential client. We believe that this arrangement is suitable and most cost-effective at this time. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We continue to have access to this mailing address based on our acquisition of the company, change of control from last year

<toc>
ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to shareholders for the period ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Issuer was planning on initially listing on the National Quotation Bureau's Electronic Pink Sheets. However, DTC would not provide eligibility to the Issuer's common stock for electronic transfer. On its website, DTC provides information regarding new issuer DTC eligibility. Generally, the only security issues that may be made eligible for DTC's book-entry delivery services are those that either: (a) have been registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended; (b) are exempt from registration pursuant to a Securities Act exemption that does not involve transfer or ownership restrictions; or (c) are eligible for resale pursuant to Rule 144A or Regulation S (and otherwise meet DTC's eligibility criteria). While we believe that our common stock presently falls under item (b) in that the shares we are presently registering were issued in a manner that was exempt from registration pursuant to a Securities Act exemption that does not involve transfer or ownership restrictions. However, in order to fully satisfy the DTC eligibility requirements, we are registering the selling shareholders' shares of common stock for resale pursuant to the Securities Act of 1933 and become a permanently reporting company under the Securities Exchange Act of 1934, as amended. Once we have accomplished these objectives, we will reapply for listing on the OTCBB. The company is listed on the OTCBB under the symbol: RYEQ.

<toc>
Holders of Our Common Stock

As of the date of this Prospectus, we have has 4,900,000 shares of $0.001 par value common stock issued and outstanding held by 28 shareholders of record.

Our Transfer Agent is 1st Global Stock Transfer, LLC, 7341 W. Charleston Blvd., Suite 130, Las Vegas, NV 89117, telephone number (702) 656-4919.

Dividend Policy

We have has never declared or paid any cash dividends on its common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10−K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers and difficulties of hiring or retaining key personnel, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. In addition, you are urged to read this report in conjunction with the risk factors described herein.

This discussion and analysis of financial position and results of operation is prepared as at December 31, 2008. The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

<toc>
Plan of Operations

Royal Equine Alliance Corporation was incorporated in the State of Nevada on January 10, 2006. We are a startup and have not yet realized any revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid to our affiliates.

During the period from inception through December 31, 2008, we generated no revenues of and incurred a net loss of $165,411. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believe that our cash on hand as of December 31, 2008 in the amount of $0.00 will not be sufficient to maintain our current minimal level of operations for current calendar year and management will need to explore other alternative sources of revenue. The company will either borrow or raise money from its CEO and Director Marianovich.

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

Since our incorporation, we have raised a total of $165,411 through private sales of our common equity.

On March 3, 2008, Michael Schlosser, the holder of 3,500,000 shares of common stock of the Company, representing 71.43% of the Company's issued and outstanding shares of Common Stock, sold his shares of Common Stock in a private transaction to Demitro Marianovich.

Our management believes that establishing our brand name is imperative to our ability to continue as a going concern. Establishing a personal local presence is critical to reaching a broad consumer base, including web based contacts. We intend to develop a comprehensive website to offer information about our company and provide contact information. We will update the website as time and financial assets allow. The website will be primarily for contact information and some general information about the company. It will serve as our secondary method of generating service contracts. Due to the global economic slowdown our business environment has changed dramatically. Demand for thoroughbreds has declined and as such we are evaluating the current business climate in an effort to best serve our shareholders and create value over the long term.

RESULTS OF OPERATIONS

Substantial positive and negative fluctuations can occur in our business due to a variety of factors, including variations in the economy, and the abilities to raise capital. As a result, net income and revenues in a particular period may not be representative of full year results and may vary significantly in this early stage of our operations. In addition results of operations, which may fluctuate in the future, may be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level of volatility of interest rates, the valuation of security positions and investments and legislative and regulatory developments. Our results of operations also may be materially affected by competitive factors and our ability to attract and retain highly skilled individuals.

<toc>
The Company had zero and $4,000 revenues for the year ended December 31, 2008 and 2007.

The Company incurred operating expense of $16,147, and these expenses consisted of General and Administrative expense. We also incurred other expense $17,980 during 2008.

The Company incurred operating expense of $38,639, and these expenses consisted of General and Administrative expense

For the period from Inception January 10, 2006 to December 31, 2008, the Company incurred operating expense $151,431 and Other expense $17,980.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Chang G. Park, CPA, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-10.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2008 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

<toc>
ITEM 9A.  CONTROLS AND PROCEDURES (ITEM 9A(T))

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

<toc>
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the executive officers and directors of Royal Equine as of the date of this Prospectus:

Name and Address	Age	Position
Demitro Marianovich c/o Royal Equine Alliance Corporation 269 South Beverly Drive, Suite 1222, Beverly Hills, California 90212	41	President, Secretary, Treasurer and Director

Demitro Marianovich - President, Treasurer, Secretary, and Director - Demitro Marianovich, joined the Company on March 3, 2008. From July 2005 through December 2007, Mr. Marianovich served in various capacities in GRA Company, an car audio equipment distribution company. From June 1996 through June 2005, Mr. Marianovich served as Sales Manager and most recently as Strategic Manager for Information Computer Systems Company, an computer engineering services and network solutions provider. From January 1995 to May 1996, Mr. Marianovich was employed by IV Communications Company, a provider of computer and computer network services, as Senior Sales Manager. From 1992 through 1995 Mr. Marianovich served in various capacities in INKO Joint Stock Bank in Ukraine. Mr. Marianovich received a MS degree from the Ukrainian Agriculture Academy.

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

Board of Directors Committees and Other Information

Royal Equine Alliance Corporation's sole director was elected by the stockholders to a term of one (1) year and serves until a successor is elected and qualified. The officers were appointed by the Board of Directors to a term of one (1) year and serve until successor(s) are duly elected and qualified, or until removed from office. The Board of Directors is not composed of any nominating, auditing or compensation committees.

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

<toc>
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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid over the past three fiscal years with respect to our "named executive officers" as that term is defined by the under the Securities and Exchange Act of 1934.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Schlosser Former CEO, CFO Director	2006	-	-	3,500*	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
Demitro Marianovich Former CEO, CFO Director	2008	-	-	-	-	-	-	-	-

*	In January 2006, we issued 3,500,000 shares of our common stock to Michael Schlosser, our founding shareholder and the sole officer and director, in exchange for services and cash.

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

<toc>
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

Options/SAR Grants in Last Fiscal Year
None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table
None.

<toc>
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2008 with respect to the beneficial ownership of Royal Equine Alliance Corporation's common stock by all persons known by Royal Equine to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to Royal Equine's knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Percent of Class

			Before Offering	After Offering (3)

Common	Demitro Marianovich, President, Secretary, Treasurer, Director	3,500,000	71.43%	71.43%
	All Directors and Officers as a group (1 person)	3,500,000	71.43%	71.43%

Notes:
1	The address for Demitro Marianovich is c/o REAC, 269 South Beverly Drive, Suite 1122, Beverly Hills, California 90212.
2

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In January 2006, REAC issued 3,500,000 shares of $0.001 par value common stock to Michael Schlosser, an officer and director, in exchange for services and cash. Michael Schlosser has appointed Demitro Marianovich as the sole member of the Board of Directors and as President and Chief Executive Officer.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services Chang G. Park, CPA and Moore&Associates Chartered provided during fiscal year 2008. And Fees related to services performed by Moore & Associates Chartered in 2007 were as follows:

	2008		2007
	Chang G. Park, CPA	Moore & Associates	Moore & Associates
Audit Fees (1)	1,000	4,750	2,500
Audit-Related Fees (2)	0	0	500
Tax Fees (3)	0	0	0
All Other Fees (4)	0	0	0

Total	1,000	4,750	3,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements
(2)

During 2008, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)	Tax fees principally included tax advice, tax planning and tax return preparation.
(4)	Other fees related to registration statement reviews and comments.

<toc>
The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

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

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

3.1	Articles of Incorporation (1)
3.2	By-laws (1)
23.1	Consent of Prior Auditors (2)
31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)
31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)
32.1	Section 1350 Certification of the Chief Executive Officer (2)
32.2	Section 1350 Certification of the Chief Financial Officer (2)

(1)	Incorporated by reference to the Form. SB-2 filed with the Securities and Exchange Commission on July 11, 2007.
(2)	Filed herein

<toc>

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 25th day of March, 2009.

By /s/ Demitro Marianovich
____________________________
Demitro Marianovich President, CEO, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date
By /s/ Demitro Marianovich ________________________ Demitro Marianovich	President, Chief Executive Officer, Chief Financial Officer, Director	March 25, 2009

<toc>

Royal Equine Alliance Corporation

(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2008

<toc>

Chang G. Park, CPA, Ph. D.
• 2667 CAMINO DEL RIO SOUTH PLAZA B • SAN DIEGO • CALIFORNIA 92108-3707 •
• TELEPHONE (858) 722-5953 • FAX (858) 761-0341 • FAX (858) 433-2979 •
• E-MAIL changgpark@gmail.com •

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Royal Equine Alliance Corporation

We have audited the accompanying balance sheets of Royal Equine Alliance Corporation (A Development Stage "Company") as of December 31, 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended December 31, 2008, and for the period from January 10, 2006 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Equine Alliance Corporation as of December 31, 2008, and the result of its operations and its cash flows for the years then ended December 31, 2008 and for the period from January 10, 2006 (inception) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________
CHANG G. PARK, CPA

March 11, 2009

San Diego, CA. 92108

<toc>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$-	$24,671

Total Current Assets	-	24,671

TOTAL ASSETS	$-	$24,671

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,157	$2,000
Loan Payable - related Party	5,299	-

Total Current Liabilities	11,456	2,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding as of December 31, 2008 and December 31, 2007	4,900	4,900
Additional Paid in Capital	149,055	149,055
Accumulated deficit	(165,411)	(131,284)

Total Stockholders' Equity (Deficit)	(11,456)	22,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$24,671

The accompanying notes are an integral part of these financial statements

<toc>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the year Ended		From Inception January 10, 2006 through December 31, 2008

	December 31, 2008	December 31, 2007

REVENUES	$-	$4,000	$4,000
COST OF SALES	-	-	-

GROSS PROFIT	-	4,000	4,000

EXPENSES:
General and Administrative	16,147	38,639	151,431

Total expenses	16,147	38,639	151,431

OPERATING LOSS	(16,147)	(34,639)	(147,431)

OTHER INCOME (EXPENSE)
Other loss	(17,980)	-	(17,980)

Total other income (expense)	(17,980)	-	(17,980)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$(34,127)	$(34,639)	$(165,411)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding	4,900,000	4,900,000

The accompanying notes are an integral part of these financial statements

<toc>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception January 10, 2006 through December 31, 2008

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

	Shares	Amount

Balance, January 10, 2006	-	$-	$-	$-	$-

Common stock issued for cash at $0.03 per share	3 800 000	3 800	95 155	-	98 955

Common stock issued for cash at $0.05 per share	1 100 000	1 100	53 900	-	55 000

Net loss for the year ended December 31, 2006	-	-	-	(96 645)	(96 645)

Balance, December 31, 2006	4 900 000	4 900	149 055	(96 645)	57 310

Net loss for the year ended December 31, 2007	-	-	-	(34 639)	(34 639)

Balance, December 31, 2007	4 900 000	4 900	149 055	(131 284)	22 671

Net loss for the year ended December 31, 2008	-	-	-	(34 127)	(34 127)

Balance, December 31, 2008	4 900 000	$4 900	$149 055	$(165 411)	$(11 456)

The accompanying notes are an integral part of these financial statements

<toc>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the year Ended		From Inception January 10, 2006 through December 31, 2008

	December 31, 2008	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,127)	$(34,639)	$(165,411)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities Increase (decrease) in accounts payable	4,157	2,000	6,157

Net cash used by operating activities	(29,970)	(32,639)	(159,254)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	5,299	-	5,299
Common stock issued for cash	-	-	153,955

Net cash provided by financing activities	5,299	-	159,254

NET DECREASE IN CASH	(24,671)	(32,639)	-
CASH AT BEGINNING OF YEAR	24,671	57,310	-

CASH AT END OF YEAR	$-	$24,671	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

<toc>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Royal Equine Alliance Corporation ("Company") was incorporated in the State of Nevada on January 10, 2006. The Company is in its development stage and with a principal business objective of eventually acquiring horse properties and in the short term building an income stream from horse racing operations including race horse boarding, training and racing facilities, as well as revenue generation through the direct and indirect ownership of racing horses.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company uses a December 31 year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of twelve months or less. As of December 31, 2008 there were no cash equivalents.

Revenue Recognition

The company recognized when products are fully delivered or services have been provided and collection is reasonably assured.

Earnings per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

<toc>
Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities' fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The Company has selected to utilize the fair value of the stock issued as the measure of the value of services obtained.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company's planned principal operations have not fully commenced.

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 3  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations $165,411.

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

<toc>
NOTE 4.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) 159-163 and their effect on the Company.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

<toc>
In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

NOTE 5.  PROVISION FOR INCOME TAXES

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be not realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax. The provision for income taxes consists of the state minimum tax imposed on corporations.

NOTE 6.  STOCKHOLDERS EQUITY TRANSACTIONS

The Company is authorized 5,000,000 preferred stock shares with a $0.001 par value. As of December 31, 2008, no shares were issued and outstanding.

The Company is authorized 70,000,000 common shares with a $0.001 par value. As of December 31, 2008, 4,900,000 shares were issued and outstanding.

On December 31, 2006, the Company issued 3,800,000 shares of common stock for $98,955 cash. The Company later issued 1,100,000 shares of common stock for $55,000 cash or $0.05 per share.

<toc>