Form 10-Q
period 2009-03-31
ROYAL EQUINE ALLIANCE CORP
filed 2009-05-01
CIK 1358099

U.S. Securities and Exchange Commission Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

OR

[ ]				TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 000-52775

Royal Equine Alliance Corporation (Name of small business issuer as specified in its charter)

Nevada (State of Incorporation)				20-4076559 (IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Small Business Issuer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.0001 par value				Outstanding at May 1, 2009 4,900,000

ROYAL EQUINE ALLIANCE CORPORATION
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2009

<Table of Contents>

PART 1 - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92126-3707 t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Royal Equine Alliance Corporation

We have reviewed the accompanying balance sheets of Royal Equine Alliance Corporation (A Development Stage "Company") as of March 31, 2009, and the related statements of operations, and cash flows for the three months ended March 31, 2009; and for the period from January 10, 2006 (inception) through March 31, 2008. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park__
Chang G. Park, CPA

April 20, 2009
San Diego, California

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accued expenses	$11 057	$6 157
Loan payable - related Party	$5 299	$5 299

Total Current Liabilities	16 356	11 456

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding as of March 31, 2009 and December 31, 2008	4 900	4 900
Additional Paid in Capital	149 055	149 055
Accumulated deficit	(170 311)	(165 411)

Total Stockholders' Equity (Deficit)	(16 356)	(11 456)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these statements

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		From Inception January 10, 2006 through

	March 31,		March 31,
	2009	2008	2009

REVENUES	$-	$-	$4 000
COST OF SALES	-	-	-

GROSS PROFIT	-	-	4 000

EXPENSES:
General and Administrative	4 900	26 639	156 331

Total expenses	4 900	26 639	156 331

OPERATING LOSS	(4 900)	(26 639)	(152 331_

OTHER INCOME (EXPENSE)
Other loss	-	-	(17 980)

Total other income (expense)	-	-	(17 980)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$(4 900)	$(26 639)	$(170 311)

BASIC LOSS PER SHARE	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4 900 000	4 900 000

The accompanying notes are an integral part of these statements

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended		From Inception January 10, 2006 through March 31, 2009

	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4 900)	$(26 639)	$(170 311)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	4 900	1 968	11 057

Net Cash Used by Operating Activities	-	(24 671)	(159 254)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	-	-	5 299
Common stock issued for cash	-	-	153 955

Net Cash Provided by Financing Activities	-	-	159 254

NET DECREASE IN CASH	-	(24 671)	-

CASH AT BEGINNING OF PERIOD	-	24 671	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2009

NOTE 1. - GENERAL ORGANIZATION AND BUSINESS

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

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of twelve months or less. As of March 31, 2009 there were no cash equivalents.

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

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2009

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. From inception date to through March 31, 2009, the Company has had no revenues and has generated losses from operations $170,311.

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

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2009

NOTE 4. - PROVISION FOR INCOME TAXES

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

NOTE 5. - RELATED PARTY TRANSACTION

December 1, 2008 the Company has concluded Personal Loan Agreement with CEO on amount $5,299 for administrative purpose. The amount due to the related party is unsecured and non interest-bearing.

The Company's administrative office and support are provided by entities controlled by one of the Company's stockholders at no charge.  There is no formal agreement to continue this arrangement.

NOTE 6. - STOCKHOLDERS EQUITY TRANSACTIONS

The Company is authorized 5,000,000 preferred stock shares with a $0.001 par value. As of March 31, 2009, no shares were issued and outstanding.

The Company is authorized 70,000,000 common shares with a $0.001 par value. As of March 31, 2009, 4,900,000 shares were issued and outstanding.

On December 31, 2006, the Company issued 3,800,000 shares of common stock for $98,955 cash. The Company later issued 1,100,000 shares of common stock for $55,000 cash or $0.05 per share.

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2009

NOTE 7. - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) 160-163 and their effect on the Company.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

<Table of Contents>

As used in this report, the terms "we", "us", "our", "our company", "REAC" refers to Royal Equine Alliance Corporation, a Nevada corporation.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the period ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Plan of Operations

We were incorporated in the State of Nevada on January 10, 2006. We are a startup and have not yet realized any revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid to affiliates of REAC.

During the period from inception through March 31, 2009, we generated no revenues of and incurred a net loss of $170,311. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believe that our cash on hand as of March 31, 2009 in the amount of zero may not be sufficient to maintain our current minimal level of operations for current calendar year and management may need to explore other alternative sources of revenue.

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

Since our incorporation, we have raised a total of $170,311 through private sales of our common equity.

<Table of Contents>

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2009

          We have had zero revenues for the three months ended March 31, 2009 and 2008.

Operating Expenses for the three months ended March 31, 2009.

          We have had operating expenses of $4,900 and $26,639 for the three months ended March 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fee incurred in connection with the day to day operation of our business and preparation and filing our periodic reports. Our operating expenses from inception through March 31, 2009 was $ 156,331

          On March 3, 2008, Michael Schlosser, the holder of 3,500,000 shares of our common stock, representing 71.43% of the our issued and outstanding shares of Common Stock, sold his shares of Common Stock in a private transaction to Demitro Marianovich.

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

          Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

          (b)     Changes in Internal Control over Financial Reporting.

          During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Common Shares Are Subject To The "Penny Stock" Rules Of The SEC And The Trading Market In Our Securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

<Table of Contents>

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

As A Public Company We Are Subject To Complex Legal And Accounting Requirements That Will Require Us To Incur Significant Expenses And Will Expose Us To Risk Of Non-Compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

<Table of Contents>

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and beginning with this annual report on Form 10-K for our fiscal period ending June 30, 2008. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern.

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The Company relies on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

<Table of Contents>

We are a "shell" company and our shares will subject to restrictions on resale.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Accordingly, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

<Table of Contents>

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

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

Registrant	Royal Equine Alliance Corporation

Date: May 1, 2009	By: /s/ Demitro Marianovich

Demitro Marianovich Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

<Table of Contents>