Form 10-Q
period 2009-06-30
ROYAL EQUINE ALLIANCE CORP
filed 2009-08-12
CIK 1358099

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common stock, $0.0001 par value	4,900,000

 ROYAL EQUINE ALLIANCE CORPORATION
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

CERTIFICATIONS

Exhibit 31 – Management certification……………………………………………………... 16-19

Exhibit 32 – Sarbanes-Oxley Act……………………………………………………………. 20-21

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)

ASSETS
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$11 557	$6 157
Loan payable - related Party	7 199	5 299
Total Current Liabilities	18 756	11 456

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares
authorized; 4,900,000 shares issued or outstanding
as of June 30, 2009 and December 31, 2008	4 900	4 900
Additional paid-in capital	149 055	149 055
Accumulated deficit during development stage	(172 711)	(165 411)

Total Stockholders' Equity (Deficit)	(18 756)	(11 456)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	-

The accompanying notes are an integral part of these statements

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

From Inception
	Three	Three	Six	Six	January 10,
	Months Ended	Months Ended	Months Ended	Months Ended	2006, Through
	June 30,	June 30	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009
REVENUES	$-	$-	$-	$-	$4 000
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	4 000

EXPENSES
General and administrative	2 400	-	7 300	26 639	158 731
Total Expenses	2 400	-	7 300	26 639	158 731
OPERATING LOSS	(2 400)	-	(7 300)	(26 639)	(154 731)

OTHER INCOME (EXPENSE)
Other loss	-	-	-	-	(17 980)
Total other income (expense)	-	-	-	-	(17 980)
INCOME TAX EXPENSE	-	-	-	-	-
NET INCOME (LOSS)	$(2 400)	$-	$(7 300)	$(26 639)	$(172 711)

BASIC LOSS PER SHARE
PER SHARE	$-0.00	$0.00	$-0.00	$-0.01
WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	4 900 000	4 900 000	4 900 000	4 900 000

The accompanying notes are an integral part of these statements

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

From Inception
	For the Six	For the Six	January 10,
	Months Ended	Months Ended	2006, Through
	June 30,	June 30,	June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7 300)	$(26 639)	$(172 711)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	5 400	1 968	11 557
Net Cash Used by Operating Activities	(1 900)	(24 671)	(161 154)

CASH FLOWS FROM INVESTING ACTIVITIES	-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	1 900	-	7 199
Common stock issued for cash	-	-	153 955
Net Cash Provided by Financing Activities	1 900	-	161 154
NET DECREASE IN CASH	-	(24 671)	-
CASH AT BEGINNING OF PERIOD	-	24 671	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2009

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Royal Equine Alliance Corporation (“Company”) was incorporated in the State of Nevada on January 10, 2006. The Company is in its development stage and with a principal business objective of eventually acquiring horse properties and in the short term building an income stream from horse racing operations including race horse boarding, training and racing facilities, as well as revenue generation through the direct and indirect ownership of racing horses.

NOTE 2. BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of twelve months or less. As of June 30, 2009 there were no cash equivalents.

Revenue Recognition

The company recognized when products are fully delivered or services have been provided and collection is reasonably assured.

Earnings per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.  In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors.  The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory.  The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold.  The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given.  SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable.  The Company has selected to utilize the fair value of the stock issued as the measure of the value of services obtained.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009.  The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7.  The Company’s planned principal operations have not fully commenced.

Management plans to seek funding from its shareholders and other qualified investors to pursue its business plan.

NOTE 4. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. From inception date to through June 30, 2009, the Company has had no revenues and has generated losses from operations $172,711.

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

NOTE 6.  RELATED PARTY TRANSACTION

As of June 30, 2009, the Company has concluded a Personal Loan Agreement with CEO. The loan is in the amount of $7,199 and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

NOTE 7.  STOCKHOLDERS EQUITY TRANSACTIONS

The Company is authorized 5,000,000 preferred stock shares with a $0.001 par value. As of June 30, 2009, no shares were issued and outstanding.

The Company is authorized 70,000,000 common shares with a $0.001 par value. As of June 30, 2009, 4,900,000 shares were issued and outstanding.

On December 31, 2006, the Company issued 3,800,000 shares of common stock for $98,955 cash. The Company later issued 1,100,000 shares of common stock for $55,000 cash or $0.05 per share.

NOTE  8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING  STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) and their effect on the Company.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”).  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009.  The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.  In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to Royal Equine Alliance Corp., Inc. unless the context requires otherwise.

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

Plan of Operations

We were incorporated in the State of Nevada on January 10, 2006. Our company is a startup and has not yet realized any revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid our affiliates.

During the period from inception through June 30, 2009, we generated no revenues of and incurred a net loss of $172,711. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believe that our cash on hand as of June 30, 2009 in the amount of zero may not be sufficient to maintain our current minimal level of operations for current calendar year and management may need to explore other alternative sources of revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three and six months ended June 30, 2009

We had zero revenues for the three and six months ended June 30, 2009.

Operating Expenses for the three and six months ended June 30, 2009.

We had operating expenses of $2,400 and $7,300 for the three and six months ended June 30, 2009, respectively. These expenses consisted of general operating expenses and professional fee incurred in connection with the day to day operation of our business and preparation and filing our periodic reports. Our operating expenses from inception through June 30, 2009 was $158,731.

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

ITEM 4.     CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in our registration statement on Form SB-2, filed December 21, 2006 and subsequently amended (the “Form SB-2”) and in our Annual Report on Form 10–K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 25, 2009 (the “Fiscal 2008 10–K”). We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Fiscal 2008 10–K and the Form SB-2 except as disclosed or repeated below.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

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

Registrant Date: August 12, 2009	Royal Equine Alliance Corporation By: /s/ Demitro Marianovich
Demitro Marianovich
Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)