Form 10-Q
period 2009-09-30
ROYAL EQUINE ALLIANCE CORP
filed 2009-11-12
CIK 1358099

U.S. Securities and Exchange Commission Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]				Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.

OR

[ ]				Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from N/A to

Commission file number: 000-52775

Royal Equine Alliance Corporation (Name of small business issuer as specified in its charter)

Nevada State of Incorporation				20-4076559 IRS Employer Identification No.

35/3 Prospect Nauki, app. 19, Kyiv, Ukraine 03028 Address of principal executive offices

(38057) 370-42-07 Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]     No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]     No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Small Business Issuer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.0001 par value				Outstanding at November 12, 2009 4,900,000

ROYAL EQUINE ALLIANCE CORPORATION
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

<Table of Contents>

PART 1 - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$6 157
Loan payable - related Party	21 006	5 299

Total Current Liabilities	21 006	11 456

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding as of September 30, 2009 and December 31, 2008	4 900	4 900
Additional Paid in Capital	149 055	149 055
Accumulated deficit	(174 961)	(165 411)

Total Stockholders' Equity (Deficit)	(21 006)	(11 456)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these statements

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From Inception January 10, 2006 through

	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$4 000
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	4 000

EXPENSES:
General and Administrative	2 250	-	9 550	26 639	160 981

Total Expenses	2 250	-	9 550	26 639	160 981

OPERATING LOSS	(2 250)	-	(9 550)	(26 639)	(156 981)

OTHER INCOME (EXPENSE)
Other loss	-	-	-	-	(17 980)

Total other income (expense)	-	-	-	-	(17 980)

INCOME TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$(2 250)	$-	$(9 550)	$(26 639)	$(174 961)

BASIC LOSS PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4 900 000	4 900 000	4 900 000	4 900 000

The accompanying notes are an integral part of these statements

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended		From Inception January 10, 2006 through September 30, 2009

	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9 550)	$(26 639)	$(174 961)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(6 157)	1 968	-

Net Cash Used by Operating Activities	(15 707)	(24 671)	(174 961)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	15 707	-	21 006
Common stock issued for cash	-	-	153 955

Net Cash Provided by Financing Activities	15 707	-	174 961

NET DECREASE IN CASH	-	(24 671)	-

CASH AT BEGINNING OF PERIOD	-	24 671	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE 1. - GENERAL ORGANIZATION AND BUSINESS

Royal Equine Alliance Corporation ("Company") was incorporated in the State of Nevada on January 10, 2006. The Company is in its development stage and had an initial principal business objective of eventually acquiring horse properties and in the short term building an income stream from horse racing operations including race horse boarding, training and racing facilities, as well as revenue generation through the direct and indirect ownership of racing horses.

Subsequently, the management of the Company has determined that the prior business plan of the Company was not feasible under the current economic circumstances. Accordingly, they have adjusted the business plan to focus on the acquisition and development of projects with substantial gold resources. The business plan intends to measure its performance by increasing its gold resources per common share and will take a long-term approach on the ownership of gold bearing properties. Our Management team believes that over time ownership of major gold deposits in geopolitically stable environments will produce a superior rate of return.

NOTE 2. - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of twelve months or less. As of September 30, 2009 there were no cash equivalents.

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
September 30, 2009

NOTE 3. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4. - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. From inception date to through September 30, 2009, the Company has had $4,000 revenues and has generated losses from operations $156,981.

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
September 30, 2009

NOTE 5. - PROVISION FOR INCOME TAXES

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

NOTE 6. - RELATED PARTY TRANSACTION

As of September 30, 2009, the Company has concluded a Personal Loan Agreement its CEO. The loan is in the amount of $21,006 and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

NOTE 7. - STOCKHOLDERS EQUITY TRANSACTIONS

The Company is authorized 5,000,000 preferred stock shares with a $0.001 par value. As of September 30, 2009, no shares were issued and outstanding.

The Company is authorized 70,000,000 common shares with a $0.001 par value. As of September 30, 2009, 4,900,000 shares were issued and outstanding.

On December 31, 2006, the Company issued 3,800,000 shares of common stock for $98,955 cash. The Company later issued 1,100,000 shares of common stock for $55,000 cash or $0.05 per share.

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE 8. - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2009, the Financial Accounting Standards Board issued Statement "FASB" issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168").  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company's financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events".("SFAS No. 165") This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 has no effect on the Company's financial position, statements of operations, or cash flows at this time

<Table of Contents>

ROYAL EQUINE ALLIANCE CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE 8. - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In October 2009, FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

In August 2009, FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company's Consolidated Financial Statements for the year ended June 30, 2010. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

<Table of Contents>

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to Royal Equine Alliance Corp., Inc. unless the context requires otherwise.

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

We are in a development stage and had an initial principal business objective of eventually acquiring horse properties and in the short term building an income stream from horse racing operations including race horse boarding, training and racing facilities, as well as revenue generation through the direct and indirect ownership of racing horses.

Subsequently, our management determined that our prior business plan was not feasible under the current economic circumstances. Accordingly, they have adjusted the business plan to focus on the acquisition and development of projects with substantial gold resources. The business plan intends to measure its performance by increasing its gold resources per common share and will take a long-term approach on the ownership of gold bearing properties. Our Management team believes that over time ownership of major gold deposits in geopolitically stable environments will produce a superior rate of return.

During the period from inception through September 30, 2009, we generated $4,000 revenues of and incurred a net loss of $174,980. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

<Table of Contents>

Our officer and director believe that our cash on hand as of September 30, 2009 in the amount of zero may not be sufficient to maintain our current minimal level of operations for current calendar year and management may need to explore other alternative sources of revenue.

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

RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended September 30, 2009

We had zero revenues for the three and nine months ended September 30, 2009.

Operating Expenses for the three and nine months ended September 30, 2009.

We had operating expenses of $2,250 and $9,550 for the three and nine months ended September 30, 2009, respectively. These expenses consisted of general operating expenses and professional fee incurred in connection with the day to day operation of our business and preparation and filing our periodic reports. Our operating expenses from inception through September 30, 2009 were $160,981.

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

<Table of Contents>

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

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

In June 2009, the Financial Accounting Standards Board issued Statement "FASB" issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168").  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company's financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

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

<Table of Contents>

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

In October 2009, FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

In August 2009, FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company's Consolidated Financial Statements for the year ended June 30, 2010. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

Mineral Property Costs: The Company has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of projects with substantial gold reserves. Mineral property exploration costs will be expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04 02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company will assess the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units of production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

<Table of Contents>

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

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

<Table of Contents>

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have repeated or updated some of the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 ad subsequent quarterly reports on Form 10-Q. If any of these, or previously disclosed risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

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

<Table of Contents>

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

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2009.

ITEM 5.	OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form except that on October 27, 2009, the Corporation's Board of Directors and shareholders approved a name change to Gold Holdings Corp..  This action will become effective upon completion of the requisite state and FINRA filings and requirements.

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

Registrant	Royal Equine Alliance Corporation

Date: November 12, 2009	By: /s/ Demitro Marianovich

Demitro Marianovich Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

<Table of Contents>