Form 10-K
period 2009-12-31
ROYAL EQUINE ALLIANCE CORP
filed 2010-03-24
CIK 1358099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission File No. 000-52775

Gold Holdings Corporation (Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4076559 (I.R.S. Employer Identification No.)

100 King Street West, Toronto Ontario, Canada M5X 1C7 (Address of Principal Executive Offices)

Registrant's Telephone Number, including area code (866)-567-5880

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity on December 31st, 2009 held by non-affiliates computed by reference to the closing price of the issuer's Common Stock on that date, was  $1,101,000.

The number of shares outstanding of each of the issuer's classes of common equity as of March 19th, 2010: 4,900,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Gold Holdings Corporation
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Forward Looking Statements - Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Gold Holdings Corporation or on Gold Holdings Corporation's behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Gold Holdings Corporation claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Gold Holdings Corporation's business and financial performance. Moreover, Gold Holdings Corporation. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Gold Holdings Corporation's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Gold Holdings Corporation disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1.  BUSINESS

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management's Discussion and Analysis or Plan of Operation.

As used in this annual report, "we", "us", "our", " Gold Holdings", "Company" or "our company" refers to Gold Holdings Corporation.

Description of Business

Gold Holdings Corporation is an investment company that was formed to provide its shareholders with exposure to the price of gold through the long-term ownership of gold-bearing deposits in stable geopolitical regions. We were organized under the laws of the State of Nevada on January 10th, 2006 under the name Royal Equine Alliance Corporation. On October 7th, 2009, we changed our name to Gold Holdings Corporation. We have not generated any revenue from operations.

Our goal is to maximize the amount of gold resources under ownership per each common share outstanding. Our management team believes that this strategy, over time, should generate superior returns in a rising gold price environment.

Industry Background

Our approach to gold investing is backed by research which indicates that good gold projects have become increasingly hard to find. While some major deposits have been discovered, external factors have plagued the industry and have led to the current situation where global production has consistently declined.

This graph demonstrates that even as the price of gold has gold has reached all time highs, and exploration expenditures have tripled, new mine discoveries are at a decade low further evidencing the thesis that significant gold deposits are becoming increasingly rare.

Business Strategy

Given the volatility of the price of gold, and the relative short-term outlook of most investors, many good projects are dropped only because they are uneconomical at a certain date with a specific gold price. History has demonstrated that as the price of gold rises, deposits that were once uneconomical can become profitable.

Our strategy is to acquire and develop a portfolio of gold deposits in stable geopolitical regions with proven in-ground gold resources which will be held for the long-term. We believe that this strategy will allow us to benefit from an increase in the price of gold over time.

We will focus on properties that have had historical work executed by reputable companies where we can reduce exploration risk that most junior mining companies face. Additionally, we will avoid production as in most cases building or operating mines adds considerable financial and technical risk which requires substantial equity financings and as a result common shareholders are usually left with less gold ownership per share. We prefer to partner or sell assets that are ready for production if we can redeploy the capital and provide a net gain in gold ownership per share to our shareholders.

Our performance should be measured over time based on our ability to continually increase the amount of in-ground gold ounces under our ownership more rapidly than the increase in our shares outstanding due to equity financings.

Competitive Business Conditions

The exploration for, and the acquisition of gold and silver properties, are subject to intense competition. Due to our limited capital and personnel, we are at a competitive disadvantage compared to other companies with regard to exploration and, if warranted, development. Our present limited funding means that our ability to compete for properties to be explored and acquired is limited. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Our inability to develop our mining properties due to lack of funding, even if warranted, could have a material adverse effect on our operation and financial position.

Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances, and other matters. We have obtained or have pending applications for those licenses, permits, and other authorizations currently required to conduct our exploration and other programs. We believe that we are in compliance with all material respects with applicable mining, health, safety, and environmental statutes and regulations.

Employees

Gold Holdings Corporation is currently relies exclusively on the services of our officers and director to set up our business operations. Additionally, we may also engage independent contractors or consultants in connection with the exploration of our properties, such as drillers, geophysicists, geologists, and other technical disciplines.

Regulatory Mandates

Gold Holdings Corporation is not aware of any existing or probable government regulations that would have a material effect on our business.

Administrative Offices

Gold Holding's administrative office is located at 100 King Street West #5700 Toronto, Ontario Canada

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

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF GOLD HOLDINGS FAILS TO FULLY IMPLEMENT ITS BUSINESS PLAN.

Gold Holdings Corporation was formed on January 10, 2006. We have no significant demonstrable operations record upon which you can evaluate the business and its prospects. To date, we have not generated any revenues and may incur losses in the foreseeable future. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, competition, the absence of any revenue streams, inexperienced management and lack of brand recognition. Gold Holdings cannot guarantee that it will be successful in accomplishing its objectives. If we fail to implement and establish a financial base of operations, we may be forced to cease operations, in which case investors may lose their entire investment.

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

INVESTORS HAVE LIMITED CONTROL OVER DECISION-MAKING BECAUSE DEMITRO MARIANOVICH AN OFFICER, SOLE DIRECTOR AND SHAREHOLDER, CONTROLS THE MAJORITY OF OUR ISSUED AND OUTSTANDING COMMON STOCK.

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

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, INVESTORS MAY FACE A COMPLETE LOSS OF THEIR INVESTMENT.

We have yet to significantly commence our planned operations. As of the date of this annual report, GOLD HOLDINGS has had only limited start-up operations and has generated no revenues to date. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement, of which this prospectus is a part. If our business fails, the investors in this offering may face a complete loss of their investment.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE WHICH COULD RESTRICT THE COMPANY'S GROWTH.

The Company competes with other corporations that may have greater resources. Such corporations could outbid the Company for potential projects or produce minerals at lower costs which would have a negative effect on the Company's operations.

MINERAL OPERATIONS ARE SUBJECT TO MARKET FORCES OUTSIDE OF THE COMPANY'S CONTROL WHICH COULD NEGATIVELY IMPACT THE COMPANY'S OPERATIONS.

The marketability of minerals, especially the price of gold, is affected by numerous factors beyond the control of the entity involved in their mining and processing. These factors include market fluctuations, government regulations relating to prices, taxes, royalties, allowable production, import, exports and supply and demand. One or more of these risk elements could have an impact on costs of an operation and if significant enough, reduce the profitability of the operation and threaten its continuation.

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

TITLE TO MINERAL PROPERTIES CAN BE UNCERTAIN, AND WE ARE AT RISK OF LOSS OF OWNERSHIP OF ONE OR MORE OF OUR PROPERTIES.

Our ability to explore and operate our properties depends on the validity of title to that property. Our U.S. mineral properties consist of leases of unpatented mining claims, and unpatented mining and mill site claims. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. Since a substantial portion of all mineral exploration, development and mining in the U.S. now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained a title opinion on our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

We remain at risk that the mining claims may be forfeited either to the U.S., or to rival private claimants due to failure to comply with statutory requirements as to location and maintenance of the claims or challenges to whether a discovery of a valuable mineral exists on every claim.

FLUCTUATING GOLD PRICES COULD NEGATIVELY IMPACT OUR BUSINESS.

The potential for profitability of our gold mining operations and the value of our mining properties are directly related to the market price of gold. The price of gold may also have a significant influence on the market price of our common stock. The market price of gold historically has fluctuated significantly and is affected by numerous factors beyond the control of any mining company. These factors include supply and demand fundamentals, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by metal producers, global or regional political, economic or banking crises, and a number of other factors. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues, if any, from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine. During the last five years, the average annual market price of gold has ranged between $406 and $1,096 per ounce, based on the daily London P.M. fix, as shown in the table below:

Average Annual Market Price of Gold (per oz.)

2005	2006	2007	2008	2009
$445	$604	$696	$872	$1,096

The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

SINCE OUR BUSINESS CONSISTS OF EXPLORING FOR OR ACQUIRING GOLD PROSPECTS, THE DROP IN THE PRICE OF GOLD WILL NEGATIVELY AFFECT OUR ASSET VALUES, CASH FLOWS, POTENTIAL REVENUES AND PROFITS.

We plan to pursue opportunities to acquire properties with gold mineralized material or reserves with exploration potential. The price that we pay to acquire these properties will be influenced, in large part, by the price of gold at the time of the acquisition. Our potential future revenues are expected to be derived from the production and sale of gold from these properties or from the sale of some of these properties. The value of any gold reserves and other mineralized material, and the value of any potential mineral production therefrom, will vary in direct proportion to variations in those mineral prices. The price of gold has fluctuated widely as a result of numerous factors beyond our control. The effect of these factors on the price of gold, and therefore the economic viability of any of our projects, cannot accurately be predicted. Any drop in the price of gold would negatively affect our asset values, cash flows, potential revenues, and profits.

THE INTEGRATION OF ANY ACQUISITIONS THAT WE MAY PURSUE WILL PRESENT SIGNIFICANT CHALLENGES.

The investigation of any acquisitions, integration of our operations with any other acquisitions we may pursue and the consolidation of those operations will require the dedication of management resources, which will temporarily divert attention from the day-to-day business of the Company. The process of combining the organizations may cause an interruption of, or a loss of momentum in, the activities of any or all of the Company's businesses, which could have an adverse effect on the operating results of the combined company for an indeterminate period of time. The failure to successfully integrate any such acquisitions, to retain key personnel and to successfully manage the challenges presented by the integration process may prevent us from achieving the anticipated potential benefits of any such acquisitions. If we fail to realize the anticipated benefits of any such acquisitions, our results of operations, financial condition and cash flows may be adversely affected.

LEGISLATION HAS BEEN PROPOSED THAT WOULD SIGNIFICANTLY AFFECT THE MINING INDUSTRY.

Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our U.S. properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral resources on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

OUR OPERATIONS ARE SUBJECT TO STRICT ENVIRONMENTAL REGULATIONS, WHICH RESULT IN ADDED COSTS OF OPERATIONS AND OPERATIONAL DELAYS.

Our operations are subject to environmental regulations, which could result in additional costs and operational delays. All phases of our operations are subject to environmental regulation. Environmental legislation is evolving in some countries and jurisdictions in a manner that may require stricter standards, and enforcement, increased fines and penalties for non-compliance, more stringer environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that any future changes in environmental regulation will not negatively affect our projects.

WE HAVE NO INSURANCE FOR ENVIRONMENTAL PROBLEMS.

Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, has not been available generally in the mining industry. We have no insurance coverage for most environmental risks. In the event of a problem, the payment of environmental liabilities and costs would reduce the funds available to us for future operations. If we are unable to fund fully the cost of remedying an environmental problem, we might be required to enter into an interim compliance measure pending completion of the required remedy.

CHANGES IN STATE LAWS, WHICH ARE ALREADY STRICT AND COSTLY, CAN NEGATIVELY AFFECT OUR OPERATIONS BY BECOMING STRICTER AND COSTLIER.

At the state level, mining operations in Nevada are regulated by the Nevada Division of Environmental Protection, or NDEP. Nevada state law requires our Nevada projects to hold Nevada Water Pollution Control Permits, which dictate operating controls and closure and post-closure requirements directed at protecting surface and ground water. In addition, we are required to hold Nevada Reclamation Permits required under Nevada law. These permits mandate concurrent and post-mining reclamation of mines and require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Nevada regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations. Any changes to these laws and regulations could have a negative impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or surety requirements.

TITLE CLAIMS AGAINST OUR PROPERTIES COULD REQUIRE US TO COMPENSATE PARTIES, IF SUCCESSFUL, AND DIVERT MANAGEMENT'S TIME FROM OPERATIONS.

There may be challenges to our title in the properties in which we hold material interests. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the effected property. The validity of unpatented mineral claims, which constitute most of our holdings in the United States, is often uncertain and may be contested by the federal government and other parties. The validity of an unpatented mineral claim, in terms of both its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law. Although we have attempted to acquire satisfactory title to our properties, we have not obtained title opinions or title insurance with respect to the acquisition of the unpatented mineral claims. While we have no pending claims or litigation pending contesting title to any of our properties, there is nothing to prevent parties from challenging our title to any of our properties. While we believe we have satisfactory title to our properties, some risk exists that some titles may be defective or subject to challenge. Also, in any such case, the investigation and resolution of title issues would divert management's time from ongoing exploration programs.

WE HAVE NEVER PAID A CASH DIVIDEND ON OUR COMMON STOCK AND DO NOT EXPECT TO PAY CASH DIVIDENDS IN THE FORSEEABLE FUTURE.

We have never paid cash dividends, and we do not plan to pay cash dividends in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates and you sell your shares at a profit. There is no assurance that the price of our common stock that will prevail in the market after this offering will ever exceed the price that you pay.

OUR BUSINESS DEPENDS ON A LIMITED NUMBER OF KEY PERSONNEL, THE LOSS OF WHOM COULD NEGATIVELY AFFECT US.

Demitro Marianovich, Chief Executive Officer, President, and Chief Financial Officer is important to our success. If he becomes unable or unwilling to continue in his present position our business and financial results could be materially negatively affected.

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

INVESTORS MAY HAVE DIFFICULTY LIQUIDATING THEIR INVESTMENT BECAUSE GOLD HOLDINGS STOCK IS SUBJECT TO PENNY STOCK REGULATION.

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

A large number (3,500,000) of the presently outstanding shares of common stock (4,900,000), are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144, as amended, is an exemption that generally provides that a person who has satisfied a one year holding period for such restricted securities may sell, within any three month period (provided we are current in our reporting obligations under the Exchange Act) subject to certain manner of resale provisions, an amount of restricted securities which does not exceed the greater of 1% of a company's outstanding common stock or the average weekly trading volume in such securities during the four calendar weeks prior to such sale.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

As of the date of filing this Form 10-K, we maintain our corporate offices at 100 King Street West 57th Floor Toronto, Ontario Canada.  This space is sufficient until we commence larger operations.

The Company is entering into a definitive lease agreement on or about April 1, 2010, which lease is expected to be for a period of 1 year, with monthly payments of $780.

ITEM 3.  LEGAL PROCEEDINGS.

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2)any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3)being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4)being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common stock is currently traded on the OTC Bulletin Board under the symbol "GDHD". The following table sets forth, for the periods indicated, the high and low inter-dealer closing prices per share of our common stock as reported on the OTC Bulletin Board, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table sets forth the high and low bid prices for our common stock for the last two years.

Year	Quarter	High	Low

2008	First	0.00	0.00
2008	Second	0.00	0.00
2008	Third	0.00	0.00
2008	Fourth	.45	.25
2009	First	.05	.05
2009	Second	.05	.05
2009	Third	1.01	.71
2009	Fourth	1.01	.71

Holders

As of December 31st, 2009, there are 4,900,000 shares of our common stock issued and outstanding held by 28 shareholders of record.

Transfer Agent

Our Transfer Agent is Pacific Stock Transfer, 4045 South Spencer Street, Suite 403, Las Vegas, NV 89110, telephone number (702) 361-3033

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended December 31, 2009, the Company did not have any equity compensation plans and therefore did not grant any stock options or authorize securities for issuance under an equity compensation plan.

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

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein. In addition, you are urged to read this report in conjunction with the risk factors described herein.

This discussion and analysis of financial position and results of operation is prepared as at December 31, 2008. The financial statements have been prepared using generally accepted accounting principles in the United States of America and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

Plan of Operations

Gold Holdings Corporation was incorporated in the State of Nevada on January 10, 2006. We are a startup and have not yet realized any revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid to our affiliates.

During the period from inception through December 31, 2009, we generated no revenues of and incurred a net loss of $177,521. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believe that our cash on hand as of December 31, 2009 in the amount of $0.00 will not be sufficient to maintain our current minimal level of operations for current calendar year and management will need to explore other alternative sources of revenue. The company will either borrow or raise money from its CEO and Director Marianovich.

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

The Company had zero revenues for the year ended December 31, 2009 and 2008.

For the year ended December 31, 2009, the Company has recorded a net loss of $12,110. We incurred operating expense of $12,110 and these expenses consisted of legal fee, accounting fee and other general and administrative expenses.

For the year ended December 31, 2008, the Company has record a net loss of $34,127. We incurred operating expense of $16,147, which consisted of legal fee, accounting fee and other administrative expense. We also incurred other loss $17,980.

For the period from January 10, 2006 to December 31, 2009 the Company has recorded revenue $4,000 and a net loss of $177,521. We incurred operating expense of $163,541 and other loss $17,980.

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

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Chang G. Park, CPA, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-10.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2009 or any interim period.

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

Management's report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Telephone's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls

Based on our assessment, under the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm over management's assessment regarding internal control over financial controls due to a transition period established by rules of the SEC for non-accelerated filers.

b)  Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the executive officers and directors of Gold Holdings as of the date of this Prospectus:

Name and Address	Age	Position
Demitro Marianovich c/o Gold Holdings Corporation 100 King Street West, Toronto, Ontario	42	President, Secretary, Treasurer and director

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

Board of Directors Committees and Other Information

Gold Holdings Corporation's sole director was elected by the stockholders to a term of one (1) year and serves until a successor is elected and qualified. The officers were appointed by the Board of Directors to a term of one (1) year and serve until successor(s) are duly elected and qualified, or until removed from office. The Board of Directors is not composed of any nominating, auditing or compensation committees.

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

Pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Securities Act of 1933, and is, therefore, unenforceable.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid over the past three fiscal years with respect to our "named executive officers" as that term is defined by the under the Securities and Exchange Act of 1934.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Schlosser Former CEO, CFO Director	2006	-	-	3,500*	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-
Demitro Marianovich Former CEO, CFO Director	2008	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-

2009 and 2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Name	Exercisable	Unexercisable

Demitro Marianovich	0	0	0	0	0	0	0	0	0

2009 and 2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Demitro Marianovich		0	0	0

2009 and 2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Demitro Marianovich	0	0	0	0	0

2009 and 2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Demitro Marianovich	0	0	0	0	0	0	0

2009 and 2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)

Demitro Marianovich	2008 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0

2009 and 2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning / Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

Demitro Marianovich	2008 2009	0 0	0 0	0 0	0 0	0 0

2009 and 2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control

Demitro Marianovich

Employment Agreements

Gold Holdings is not a party to any employment agreements.

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2009 with respect to the beneficial ownership of Gold Holdings Corporation's common stock by all persons known by Gold Holdings to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to Gold Holding's knowledge, either sole or majority voting and investment power.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Percent of Class

			Before Offering	After Offering (3)

Common	Demitro Marianovich, President,Secretary, Treasurer, Director	3,500,000	71.43%	71.43%

	All Directors and Officers as a group (1 person)	3,500,000	71.43%	71.43%

Notes: 1	The address for Demitro Marianovich is c/o GOLD HOLDINGS, 100 King Street West, Toronto, Ontario
2

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In January 2006, the Company issued 3,500,000 shares of $0.001 par value common stock to Michael Schlosser, an officer and director, in exchange for services and cash. Michael Schlosser has appointed Demitro Marianovich as the sole member of the Board of Directors and as President and Chief Executive Officer.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services Chang G. Park, CPA and Moore & Associates Chartered provided during fiscal year 2009 and 2008:

	2009	2008

	Chang G. Park, CPA	Chang G. Park, CPA	Moore & Associates

Audit Fees (1)	6,000	1,000	4,750
Audit-Related Fees (2)	0	0	0
Tax Fees (3)	0	0	0
All Other Fees (4)	0	0	0

Total	6,000	1,000	4,750

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)

During 2009, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)	Tax fees principally included tax advice, tax planning and tax return preparation.
(4)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2009 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.

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

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 24th day of March, 2010.

By /s/ Demitro Marianovich Demitro Marianovich President, CEO, Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date
By /s/ Demitro Marianovich Demitro Marianovich	President, Chief Executive Officer, Chief Financial Officer, Director	March 24, 2010

Gold Holdings Corporation
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2009

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Gold Holdings Corporation
(formerly Royal Equine Alliance Corporation)

We have audited the accompanying balance sheets of Gold Holdings Corporation (formerly Royal Equine Alliance Corporation) (A Development Stage "Company") as of December 31, 1009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended December 31, 2009 and 2008, and for the period from January 10, 2006 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Holdings Corporation (formerly Royal Equine Alliance Corporation) as of December 31, 2009 and 2008, and the result of its operations and its cash flows for the years then ended December 31, 1009 and 2008 and for the period from January 10, 2006 (inception) to December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang Park
CHANG G. PARK, CPA

March 24, 2010
San Diego, CA. 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash	$-	$-
Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2 560	$6 157
Loan payable - related Party	21 006	5 299

Total Current Liabilities	23 566	11 456

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares
authorized; 4,900,000 shares issued or outstanding as of December 31, 2009 and 2008	4 900	4 900
Additional paid-in capital	149 055	149 055
Accumulated deficit during development stage	(177 521)	(165 411)

Total Stockholders' Equity (Deficit)	(23 566)	(11 456)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	-

The accompanying notes are an integral part of these financial statements

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended		From Inception January 10, 2006, Through December 31, 2009

	December 31, 2009	December 31, 2008

REVENUES	$-	$-	$4 000

COST OF SALES	-	-	-

GROSS PROFIT	-	-	4 000

EXPENSES

General and administrative	12 110	16 147	163 541

Total Expenses	12 110	16 147	163 541

OPERATING LOSS	(12 110)	(16 147)	(159 541)

OTHER INCOME (EXPENSE)
Other loss	-	(17 980)	(17 980)

Total other income (expense)	-	(17 980)	(17 980)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$(12 110)	$(34 127)	$(177 521)

BASIC LOSS PER SHARE
PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	4 900 000	4 900 000

The accompanying notes are an integral part of these statements

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception January 10, 2006 through December 31, 2009

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During development stage	Total Stockholders' Equity

	Shares	Amount

Balance, January 10, 2006	-	$-	$-	$-	$-

Common stock issued for cash
at $0.03 per share	3 800 000	3 800	95 155	-	98 955

Common stock issued for cash
at $0.05 per share	1 100 000	1 100	53 900	-	55 000

Net loss for the year
ended December 31, 2006	-	-	-	(96 645)	(96 645)

Balance, December 31, 2006	4 900 000	4 900	149 055	(96 645)	57 310

Net loss for the year
ended December 31, 2007	-	-	-	(34 639)	(34 639)

Balance, December 31, 2007	4 900 000	4 900	149 055	(131 284)	22 671

Net loss for the year
ended December 31, 2008	-	-	-	(34 127)	(34 127)

Balance, December 31, 2008	4 900 000	$4 900	$149 055	$(165 411)	$(11 456)

Net loss for the year
ended December 31, 2009	-	-	-	(12 110)	(12 110)

Balance, December 31, 2009	4 900 000	$4 900	$149 055	$(177 521)	$(23 566)

The accompanying notes are an integral part of these financial statements

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended		From Inception January 10, 2006, Through December 31, 2009

	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12 110)	$(34 127)	$(177 521)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(3 597)	4 157	2 560

Net Cash Used by Operating Activities	(15 707)	(29 970)	(174 961)

CASH FLOWS FROM INVESTING ACTIVITIES	-		-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	15 707	5 299	21 006
Common stock issued for cash	-	-	153 955

Net Cash Provided by Financing Activities	15 707	5 299	174 961

NET DECREASE IN CASH	-	(24 671)	-

CASH AT BEGINNING OF YEAR	-	24 671	-

CASH AT END OF YEAR	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Gold Holdings Corporation ("Company") was incorporated in the State of Nevada on January 10, 2006. The Company is in its development stage and had an initial principal business objective of eventually acquiring horse properties and in the short term building an income stream from horse racing operations including race horse boarding, training and racing facilities, as well as revenue generation through the direct and indirect ownership of racing horses.

Subsequently, the management of the Company has determined that the prior business plan of the Company was not feasible under the current economic circumstances. Accordingly, they have adjusted the business plan to focus on the acquisition and development of projects with substantial gold resources. The business plan intends to measure its performance by increasing its gold resources per common share and will take a long-term approach on the ownership of gold bearing properties. Our Management team believes that over time ownership of major gold deposits in geopolitically stable environments will produce a superior rate of return. On October 7th, 2009, the Company changed name to Gold Holdings, Corp.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of twelve months or less. As of December 31, 2009 there were no cash equivalents.

Revenue Recognition

The company recognized when products are fully delivered or services have been provided and collection is reasonably assured.

Earnings per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Stock Based Compensation

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

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

NOTE 3.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. From inception date to through December 31, 2009, the Company has had $4,000 revenues and has generated losses from operations $177,521.

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

NOTE 4.  PROVISION FOR INCOME TAXES

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards FASB ASC 740, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

NOTE 5.  RELATED PARTY TRANSACTION

As of December 31, 2009, the Company has concluded a Personal Loan Agreement with its CEO. The loan is in the amount of $21,006 and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

NOTE 6.  STOCKHOLDERS EQUITY TRANSACTIONS

The Company is authorized 5,000,000 preferred stock shares with a $0.001 par value. As of December 31, 2009, no shares were issued and outstanding.

The Company is authorized 70,000,000 common shares with a $0.001 par value. As of December 31, 2009, 4,900,000 shares were issued and outstanding.

On December 31, 2006, the Company issued 3,800,000 shares of common stock for $98,955 cash. The Company later issued 1,100,000 shares of common stock for $55,000 cash or $0.05 per share.

NOTE 7.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 ("ASU 2009-13") "Revenue Recognition (ASC 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force ("EITF"). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. We are currently evaluating the impact of ASU 2009-13 on our financial statements.

In June 2009, the FASB issued FASB ASC 820-10, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This ASC provides additional guidance for estimating fair value in accordance with FASB ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC is effective for interim and annual reporting periods that ended after June 15, 2009. The ASC does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this ASC requires comparative disclosures only for periods ending after initial adoption. The adoption of FASB ASC 820-10 did not have a material impact on our financial statements.

On July 1, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In May 2008, the FASB affirmed the consensus of FASB ASC 470-20, "Debt with Conversion and other Options (Including Partial Cash Settlement)," which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FASB ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer's nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FASB ASC 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 470-20 did not have an impact on our financial statements.

In April 2008, the FASB issued FASB ASC 350-30, "General Intangibles Other than Goodwill." FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-30, "General Intangibles Other than Goodwill." This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations after their acquisitions. FASB ASC 350-30 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since this guidance applied prospectively, on adoption, there was no impact to our financial statements.

In February 2008, the FASB amended FASB ASC 820, which delayed the effective date of FASB ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The full adoption of FASB ASC 820 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 8.  SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.