Form 10-Q
period 2010-03-31
GOLD HOLDINGS Corp
filed 2010-05-17
CIK 1358099

U.S. Securities and Exchange Commission Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from N/A to N/A

Commission File No. 000-52775

Gold Holdings Corporation (Name of small business issuer as specified in its charter)

Nevada State of Incorporation		20-4076559 IRS Employer Identification No.

100 King Street West, Toronto, Ontario, Canada M5X 1C7 (Address of principal executive offices)

(866) 567-5880 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share (Title of Class)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class . Common stock, $0.0001 par value		Outstanding at May 12, 2010 4,900,000

GOLD HOLDINGS CORPORATION
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2010

Page 2	<Table of Contents>

PART I
FINANCIAL INFORMATION

ITEM 1 -	INTERIM FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

Page 3	<Table of Contents>

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009 (audited)

ASSETS
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7 760	$2 560
Loan payable - related Party	21 006	21 006

Total Current Liabilities	28 766	23 566

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding as of March 31, 2010 and December 31, 2009	4 900	4 900
Additional paid-in capital	149 055	149 055
Accumulated deficit during development stage	(182 721)	(177 521)

Total Stockholders' Equity (Deficit)	(28 766)	(23 566)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these statements.

Page 4	<Table of Contents>

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three month Ended March 31,		From Inception January 10, 2006, Through March 31, 2010

	2010	2009

REVENUES	$-	$-	$4 000

COST OF SALES	-	-	-

GROSS PROFIT	-	-	4 000

EXPENSES
General and administrative	5 200	4 900	168 741

Total Expenses	5 200	4 900	168 741

OPERATING LOSS	(5 200)	(4 900)	(164 741)

OTHER INCOME (EXPENSE)
Other loss	-	-	(17 980)

Total other income (expense)	-	-	(17 980)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$(5 200)	$(4 900)	$(182 721)

BASIC LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4 900 000	4 900 000

The accompanying notes are an integral part of these statements.

Page 5	<Table of Contents>

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,		From Inception January 10, 2006, Through March 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5 200)	$(4 900)	$(182 721)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	5 200	4 900	7 760

Net Cash Used by Operating Activities	-	-	(174 961)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	-	-	21 006
Common stock issued for cash	-	-	153 955

Net Cash Provided by Financing Activities	-	-	174 961

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements.

Page 6	<Table of Contents>

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2010

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

NOTE 2. BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company uses a December 31 year end.

Page 7	<Table of Contents>

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of twelve months or less. As of March 31, 2010 there were no cash equivalents.

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

Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company

Dividends

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

Page 8	<Table of Contents>

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Development Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of Topic 26, "Accounting for Development Stage Enterprises," as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company's existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

NOTE 4. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. From inception date to through March 31, 2010, the Company has had $4,000 revenues and has generated losses from operations $182,721.

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

NOTE 6. RELATED PARTY TRANSACTION

As of March 31, 2010, the Company has concluded a Personal Loan Agreement with CEO. The loan is in the amount of $21,006 and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

Page 9	<Table of Contents>

NOTE 7. STOCKHOLDERS EQUITY TRANSACTIONS

The Company is authorized 5,000,000 preferred stock shares with a $0.001 par value. As of March 31, 2010, no shares were issued and outstanding.

The Company is authorized 70,000,000 common shares with a $0.001 par value. As of March 31, 2010, 4,900,000 shares were issued and outstanding.

On December 31, 2006, the Company issued 3,800,000 shares of common stock for $98,955 cash. The Company later issued 1,100,000 shares of common stock for $55,000 cash or $0.05 per share.

NOTE 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

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

Page 10	<Table of Contents>

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company's financial statements.

In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

On February 24, 2010, the FASB issued guidance in the "Subsequent Events" topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the "Subsequent Events" topic to include the definition of "SEC filer" and exclude the definition of "Public entity"; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated. This guidance was prospectively effective upon issuance. The adoption of this guidance did not impact the Company's results of operations of financial condition.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 9. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Page 11	<Table of Contents>

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to Gold Holdings Corporation, Inc. unless the context requires otherwise.

ITEM 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operations

Gold Holdings Corporation was incorporated in the State of Nevada on January 10, 2006. We are a startup and have realized revenues $4,000. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid to our affiliates.

During the period from inception through March 31, 2010, we generated revenues of $4,000 and incurred a net loss of $182,721. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believe that our cash on hand as of March 31, 2010 in the amount of $0.00 will not be sufficient to maintain our current minimal level of operations for current calendar year and management will need to explore other alternative sources of revenue. We will either borrow or raise money from our CEO and director Demitro Marianovich.

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

Page 12	<Table of Contents>

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

Except for the $4,000 referenced above raised since inception, we had no revenues for the three months ended March 31, 2010.

For the three months ended March 31, 2010, we recorded a net loss of $5,200. We incurred operating expense of $5,200 and these expenses consisted of legal fee, accounting fee and other general and administrative expenses.

For the period from January 10, 2006 to March 31, 2010, we recorded revenue $4,000 and a net loss of $182,721. We incurred operating expense of $164,741 and other loss $17,980.

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

Page 13	<Table of Contents>

ITEM 3 -	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4 -	CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

b)  Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Page 14	<Table of Contents>

PART II
OTHER INFORMATION

ITEM 1 -	LEGAL PROCEEDINGS

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

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors:

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

Page 15	<Table of Contents>

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

Page 16	<Table of Contents>

DUE TO EXTERNAL MARKET FACTORS IN THE MINING BUSINESS, WE MAY NOT BE ABLE TO MARKET ANY MINERALS THAT MAY BE FOUND.

The mining industry, in general, is intensely competitive.  Even if commercial quantities of minerals are discovered, we can provide no assurance to investors that a ready market will exist for the sale of these minerals.  Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of markets and processing equipment, and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, mineral importing and exporting and environmental protection.  The exact effect of these factors cannot be accurately predicted, but any combination of these factors may result in our not receiving an adequate return on invested capital.

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

Page 17	<Table of Contents>

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

Page 18	<Table of Contents>

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

Page 19	<Table of Contents>

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

Page 20	<Table of Contents>

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and beginning with this annual report on Form 10-K for our fiscal period ending June 30, 2009. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities.

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

Page 21	<Table of Contents>

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2010.

ITEM 3 -	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4 -	REMOVED AND RESERVED

There were no matters submitted to the vote of securities holders during the period ended March 31, 2010.

ITEM 5 -	OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6 -	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Page 22	<Table of Contents>

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Gold Holdings Corporation

By: /s/ Demitro Marianovich

Demitro Marianovich
Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

Date: May 13, 2010

Page 23	<Table of Contents>