Form 10-Q
period 2010-06-30
GOLD HOLDINGS Corp
filed 2010-08-12
CIK 1358099

U.S. Securities and Exchange Commission Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

(866)-567-5880 (Issuer's telephone number)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.0001 par value		Outstanding at August 2, 2010 4,900,000

GOLD HOLDINGS CORPORATION
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

TABLE OF CONTENTS

<TOC>	2

PART I
FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS AND NOTES TO INTERIM FINANCIAL STATEMENTS

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

<TOC>	3

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009 (audited)

ASSETS
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8 350	$2 560
Loan payable - related Party	23 006	21 006

Total Current Liabilities	31 356	23 566

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding as of June 30, 2010 and December 31, 2009	4 900	4 900
Additional paid-in capital	149 055	149 055
Accumulated deficit during development stage	(185 311)	(177 521)

Total Stockholders' Equity (Deficit)	(31 356)	(23 566)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	-

The accompanying notes are an integral part of these statements

<TOC>	4

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		From Inception January 10, 2006, Through June 30, 2010

	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES	$-	$-	$-	$-	$4 000
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	4 000

EXPENSES
General and administrative	2 590	2 400	7 790	7 300	171 331

Total Expenses	2 590	2 400	7 790	7 300	171 331

OPERATING LOSS	(2 590)	(2 400)	(7 790)	(7 300)	(171 331)

OTHER INCOME (EXPENSE)
Other loss	-	-	-	-	(17 980)

Total other income (expense)	-	-	-	-	(17 980)
INCOME TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$(2 590)	$-	$(7 790)	$(7 300)	$(185 311)

BASIC LOSS PER SHARE PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4 900 000	4 900 000	4 900 000	4 900 000

The accompanying notes are an integral part of these statements

<TOC>	5

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Month Ended		From Inception January 10, 2006, Through June 30, 2010

	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7 790)	$(26 639)	$(185 311)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	5 590	1 968	8 350

Net Cash Used by Operating Activities	(2 000)	(24 671)	(176 961)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	2 000	-	23 006
Common stock issued for cash	-	-	153 955

Net Cash Provided by Financing Activities	2 000	-	176 961

NET DECREASE IN CASH	-	(24 671)	-

CASH AT BEGINNING OF PERIOD	-	24 671	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

<TOC>	6

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2010

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Gold Holdings Corporation (the "Company") was incorporated in the State of Nevada on January 10, 2006. The Company is in its development stage and had an initial principal business objective of eventually acquiring horse properties and in the short term building an income stream from horse racing operations including race horse boarding, training and racing facilities, as well as revenue generation through the direct and indirect ownership of racing horses.

Subsequently, the management of the Company has determined that the prior business plan of the Company was not feasible under the current economic circumstances. Accordingly, they have adjusted the business plan to focus on the acquisition and development of projects with substantial gold resources. The business plan intends to measure its performance by increasing its gold resources per common share and will take a long-term approach on the ownership of gold bearing properties. Our management team believes that over time ownership of major gold deposits in geopolitically stable environments will produce a superior rate of return. On October 7th, 2009, the Company changed its name to Gold Holdings, Corp.

NOTE 2. BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

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

<TOC>	7

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of twelve months or less. As of June 30, 2010 there were no cash equivalents.

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

<TOC>	8

NOTE 4. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. From inception date to through June 30, 2010, the Company has had $4,000 in revenues and has generated losses from operations of $185,311.

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

NOTE 6. RELATED PARTY TRANSACTION

As of June 30, 2010, the Company had concluded a Personal Loan Agreement with CEO. The loan was in the amount of $23,006 and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

NOTE 7. STOCKHOLDERS EQUITY TRANSACTIONS

The Company is authorized to issue 5,000,000 preferred stock shares with a $0.001 par value. As of June 30, 2010, no shares were issued and outstanding.

The Company is authorized to issue 70,000,000 common shares with a $0.001 par value. As of June 30, 2010, 4,900,000 shares were issued and outstanding.

<TOC>	9

NOTE 8. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 ("ASU 2009-13") "Revenue Recognition (ASC 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force ("EITF"). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. The adoption of FASB ASU 2009-13 did not have a material impact on our financial statements.

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

<TOC>	10

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial statements.

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

<TOC>	11

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to Gold Holdings Corporation, Inc., unless the context requires otherwise.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Plan of Operations

Gold Holdings Corporation was incorporated in the State of Nevada on January 10, 2006. We are a startup company and have realized revenues of $4,000. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid to our affiliates.

During the period from inception through June 30, 2010, we generated revenues of $4,000 and incurred a net loss of $185,311. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believe that our cash on hand as of June 30, 2010 in the amount of $0.00 will not be sufficient to maintain our current minimal level of operations for current calendar year and management will need to explore other alternative sources of revenue. We will either borrow from our CEO and director Demitro Marianovich or raise capital.

If we do not generate sufficient revenues to meet our expenses over the next 12 months, or if we need additional capital, we may need to raise additional capital. We intend to seek access to capital through the issues of debt securities or through issuing additional capital stock in exchange for cash, in order to continue as a going concern. There are no formal or informal agreements to attain such financing. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Since our incorporation, we have raised a total of $153,955 through private sales of our common equity.

On March 3, 2008, Michael Schlosser, the holder of 3,500,000 shares of common stock of the Company, representing 71.43% of the Company's issued and outstanding shares of Common Stock, sold his shares of Common Stock in a private transaction to Demitro Marianovich.

<TOC>	12

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

Except for the $4,000 referenced above raised since inception, we had no revenues for the three and six months ended June 30, 2010.

For the three months ended June 30, 2010, we recorded a net loss of $2,590. We incurred operating expense of $2,590 and these expenses consisted of legal fees, accounting fees and other general and administrative expenses.

For the six months ended June 30, 2010, we recorded a net loss of $7,790. We incurred operating expense of $7,790 and these expenses consisted of legal fees, accounting fees and other general and administrative expenses.

For the period from January 10, 2006 to June 30, 2010, we recorded revenue $4,000 and a net loss of $185,311. We incurred operating expense of $171,331 and other loss $17,980.

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

<TOC>	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

<TOC>	14

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

FUTURE ADDITIONAL ISSUANCES OF SHARES OF OUR COMMON STOCK MAY CAUSE INVESTORS TO BEAR A SUBSTANTIAL RISK OF LOSS DUE TO IMMEDIATE AND SUBSTANTIAL DILUTION.

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

<TOC>	15

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

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, INVESTORS MAY FACE A COMPLETE LOSS OF THEIR INVESTMENT.

We have yet to significantly commence our planned operations. As of the date of this annual report, we have had only limited start-up operations and have generated no revenues to date. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement, of which this prospectus is a part. If our business fails, the investors in this offering may face a complete loss of their investment.

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

<TOC>	16

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

<TOC>	17

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

<TOC>	18

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

<TOC>	19

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

<TOC>	20

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

<TOC>	21

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES AND POSE CHALLENGES FOR OUR MANAGEMENT TEAM.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2010.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

<TOC>	22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	Gold Holdings Corporation
Date: August 12, 2010	By: /s/ Demitro Marianovich

Demitro Marianovich Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

<TOC>	23