Form 10-Q
period 2010-09-30
GOLD HOLDINGS Corp
filed 2010-11-03
CIK 1358099

U.S. Securities and Exchange Commission Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]				Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010.

OR

[ ]				Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from N/A to N/A

Commission File No. 000-52775

Gold Holdings Corporation (Name of small business issuer as specified in its charter)

Nevada State of Incorporation				20-4076559 IRS Employer Identification No.

100 King Street West, Toronto, Ontario, Canada M5X 1C7 Address of principal executive offices

(866) 567-5880 Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share Title of Class

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.0001 par value				Outstanding at October 18, 2010 4,900,000

GOLD HOLDINGS CORPORATION
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Balance Sheets	4
	Statements of Operations	5
	Statements of Cash Flows	6
	Notes to Financial Statements	7
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Removed and Reserved	22
Item 5.	Other information	22
Item 6.	Exhibits	22

CERTIFICATIONS

Exhibit 31 - Management certification		24 - 25
Exhibit 32 - Sarbanes-Oxley Act		26 - 27

Item 1.     Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009 (audited)

ASSETS
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7 640	$2 560
Loan payable - related Party	26 506	21 006

Total Current Liabilities	34 146	23 566

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding as of September 30, 2010 and December 31, 2009	4 900	4 900
Additional paid-in capital	149 055	149 055
Accumulated deficit during development stage	(188 101)	(177 521)

Total Stockholders' Equity (Deficit)	(34 146)	(23 566)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	-

The accompanying notes are an integral part of these statements

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		From Inception January 10, 2006, Through September 30,

	September 30,		September 30,

	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$4 000
COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	4 000

EXPENSES
General and administrative	2 790	2 250	10 580	9 550	174 121

Total Expenses	2 790	2 250	10 580	9 550	174 121

OPERATING LOSS	(2 790)	(2 250)	(10 580)	(9 550)	(174 121)

OTHER INCOME (EXPENSE)
Other loss	-	-	-	-	(17 980)

Total other income (expense)	-	-	-	-	(17 980)

INCOME TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$(2 790)	$(2 250)	$(10 580)	$(9 550)	$(188 101)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4 900 000	4 900 000	4 900 000	4 900 000

The accompanying notes are an integral part of these statements

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Month Ended September 30,		From Inception January 10, 2006, Through September 30,

	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10 580)	$(9 550)	$(188 101)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	5 080	(6 157)	7 640

Net Cash Used by Operating Activities	(5 500)	(15 707)	(180 461)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	5 500	15 707	26 506
Common stock issued for cash	-	-	153 955

Net Cash Provided by Financing Activities	5 500	15 707	180 461

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2010

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

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2009.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of twelve months or less. As of September 30, 2010 there were no cash equivalents.

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

NOTE 3.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. From inception date to through September 30, 2010, the Company has had $4,000 in revenues and has generated losses from operations of $188,101.

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

NOTE 5.  RELATED PARTY TRANSACTION

On September 30, 2010 the Company loaned from CEO with the amount of $26,506 for administrative purposes. The amount due to the related party is unsecured and non interest-bearing and remains outstanding.

NOTE 6.  STOCKHOLDERS EQUITY TRANSACTIONS

The Company is authorized to issue 5,000,000 preferred stock shares with a $0.001 par value. As of September 30, 2010, no shares were issued and outstanding.

The Company is authorized to issue 70,000,000 common shares with a $0.001 par value. As of September 30, 2010, 4,900,000 shares were issued and outstanding.

NOTE 7.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

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

During the period from inception through September 30, 2010, we generated revenues of $4,000 and incurred a net loss of $188,101. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believe that our cash on hand as of September 30, 2010 in the amount of $0 will not be sufficient to maintain our current minimal level of operations for current calendar year and management will need to explore other alternative sources of revenue. We will either borrow from our CEO and director Demitro Marianovich or raise capital.

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

Except for the $4,000 referenced above raised since inception, we had no revenues for the three and nine months ended September 30, 2010.

For the three months ended September 30, 2010, we recorded a net loss of $2,790. We incurred operating expense of $2,790 and these expenses consisted of legal fees, accounting fees and other general and administrative expenses.

For the nine months ended September 30, 2010, we recorded a net loss of $10,580. We incurred operating expense of $10,580 and these expenses consisted of legal fees, accounting fees and other general and administrative expenses.

For the period from January 10, 2006 to September 30, 2010, we recorded revenue $4,000 and a net loss of $188,101. We incurred operating expense of $174,121 and other loss $17,980.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2010. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

b)   Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and beginning with this annual report on Form 10-K for our fiscal period ending December 30, 2009. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2010.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2010.

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

Registrant Date: November 3, 2010	Gold Holdings Corporation By: /s/ Demitro Marianovich

Demitro Marianovich
Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)