Form 10-K
period 2010-12-31
GOLD HOLDINGS Corp
filed 2011-04-08
CIK 1358099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Registrant's Telephone Number, including area code: (866) 567-5880

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]     No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K..  Yes  [X]     No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity on December 31 st, 2010 held by non-affiliates computed by reference to the closing price of the issuer's Common Stock on that date, was $1,101,000

The number of shares outstanding of each of the issuer's classes of common equity as of January 31, 2011: 4,900,000.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Gold Holding Corporation
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Forward Looking Statements - Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Gold Holding Corporation or on Gold Holding Corporation's behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Gold Holding Corporation claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Gold Holding Corporation's business and financial performance. Moreover, Gold Holding Corporation operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Gold Holding Corporation's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Gold Holding Corporation disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

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

As used in this annual report, "we", "us", "our", "Gold Holding", "Company" or "our company" refers to Gold Holding Corporation.

Description of Business

Gold Holding Corporation is an investment company that was formed to provide its shareholders with exposure to the price of gold through the long-term ownership of gold-bearing deposits in stable geopolitical regions. We were organized under the laws of the State of Nevada on January 10th, 2006 under the name Royal Equine Alliance Corporation. On October 7th, 2009, we changed our name to Gold Holding Corporation. We have not generated any revenue from operations.

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

Employees

Gold Holding Corporation is currently relies exclusively on the services of our officers and director to set up our business operations. Additionally, we may also engage independent contractors or consultants in connection with the exploration of our properties, such as drillers, geophysicists, geologists, and other technical disciplines.

Regulatory Mandates

Gold Holding Corporation is not aware of any existing or probable government regulations that would have a material effect on our business.

Administrative Offices

Gold Holding's administrative office is located at 100 King Street West #5700 Toronto, Ontario Canada.

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

The purchase of the common shares involves a number of significant risk factors. Purchasers of common shares should consider the following:

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF GOLD HOLDING FAILS TO FULLY IMPLEMENT ITS BUSINESS PLAN.

Gold Holding Corporation was formed on January 10, 2006. We have no significant demonstrable operations record upon which you can evaluate the business and its prospects. To date, we have not generated any revenues and may incur losses in the foreseeable future. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. These risks include, without limitation, competition, the absence of any revenue streams, inexperienced management and lack of brand recognition. Gold Holding cannot guarantee that it will be successful in accomplishing its objectives. If we fail to implement and establish a financial base of operations, we may be forced to cease operations, in which case investors may lose their entire investment.

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

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, INVESTORS MAY FACE A COMPLETE LOSS OF THEIR INVESTMENT.

We have yet to significantly commence our planned operations. As of the date of this annual report, GOLD HOLDING has had only limited start-up operations and has generated no revenues to date. Taking these facts into account, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement, of which this prospectus is a part. If our business fails, the investors in this offering may face a complete loss of their investment.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE WHICH COULD RESTRICT THE COMPANY'S GROWTH

The Company competes with other corporations that may have greater resources. Such corporations could outbid the Company for potential projects or produce minerals at lower costs which would have a negative effect on the Company's operations.

MINERAL OPERATIONS ARE SUBJECT TO MARKET FORCES OUTSIDE OF THE COMPANY'S CONTROL WHICH COULD NEGATIVELY IMPACT THE COMPANY'S OPERATIONS

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

INVESTORS MAY HAVE DIFFICULTY LIQUIDATING THEIR INVESTMENT BECAUSE GOLD HOLDING STOCK IS SUBJECT TO PENNY STOCK REGULATION.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

As of the date of filing this Form 10-K, we maintain our corporate offices at 100 King Street West 57 th Floor Toronto, Ontario Canada.  This space is sufficient until we commence larger operations.

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

ITEM 4.  [REMOVED AND RESERVED]

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

Holders

As of December 31st, 2010, there are 4,900,000 shares of our common stock issued and outstanding held by 16 shareholders of record.

Transfer Agent

Our Transfer Agent is Island Stock Transfer, 100 Second Avenue South, Suite 705S, St. Petersburg, Florida 33701, telephone number (727) 289-0010

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of the fiscal year ended December 31, 2010, the Company did not have any equity compensation plans and therefore did not grant any stock options or authorize securities for issuance under an equity compensation plan.

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

This discussion and analysis of financial position and results of operation is prepared as at December 31, 2010. The financial statements have been prepared using generally accepted accounting principles in the United States of America and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

Plan of Operations

Gold Holding Corporation was incorporated in the State of Nevada on January 10, 2006. We are a startup and have not yet realized any revenues. Our efforts, to date, have focused primarily on the development and implementation of our business plan. No development-related expenses have been or will be paid to our affiliates.

During the period from inception through December 31, 2010, we generated no revenues of and incurred a net loss of $191,131. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believe that our cash on hand as of December 31, 2010 in the amount of $0.00 will not be sufficient to maintain our current minimal level of operations for current calendar year and management will need to explore other alternative sources of revenue. The company will either borrow or raise money from its CEO and Director Marianovich.

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

The Company had zero revenues for the year ended December 31, 2010 and 2009.

For the year ended December 31, 2010, the Company has recorded a net loss of $13,610. We incurred operating expense of $13,610 and these expenses consisted of legal fee, accounting fee and other general and administrative expenses.

For the year ended December 31, 2009, the Company has record a net loss of $12,110. We incurred operating expense of $12,110 and these expenses consisted of legal fee, accounting fee and other general and administrative expenses.

For the period from January 10, 2006 to December 31, 2010 the Company has recorded revenue $4,000 and a net loss of $191,131. We incurred operating expense of $177,151 and other loss $17,980.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2010 or any interim period.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls

Based on our assessment, under the criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm over management's assessment regarding internal control over financial controls due to a transition period established by rules of the SEC for non-accelerated filers.

b) Changes in Internal Control over Financial Reporting.

During the year ended December 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information regarding the executive officers and directors of Gold Holding as of the date of this Prospectus:

Name and Address	Age	Position
Demitro Marianovich c/o Gold Holding Corporation 100 King Street West, Toronto, Ontario	44	President, Secretary, Treasurer and Director

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

Board of Directors Committees and Other Information

Gold Holding Corporation's sole director was elected by the stockholders to a term of one (1) year and serves until a successor is elected and qualified. The officers were appointed by the Board of Directors to a term of one (1) year and serve until successor(s) are duly elected and qualified, or until removed from office. The Board of Directors is not composed of any nominating, auditing or compensation committees.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Schlosser Former CEO, CFO Director	2006	-	-	3,500*	-	-	-	-	-
	2007	-	-	-	-	-	-	-	-

Demitro Marianovich Former CEO, CFO Director	2008	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-

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

Demitro Marianovich has no employment contract with us and receives no compensation at this time.

2010 and 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards

	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Name	Exercisable	Unexercisable

Demitro Marianovich	0	0	0	0	0	0	0	0	0

2010 and 2009 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Demitro Marianovich		0	0	0

2010 and 2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Demitro Marianovich	0	0	0	0	0

2010 and 2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Demitro Marianovich	0	0	0	0	0	0	0

2010 and 2009 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments/ Accruals ($)	Change in Control Payments/ Accruals ($)	Total ($)

Demitro Marianovich	2009	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0

2010 and 2009 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits

Demitro Marianovich	2009	0	0	0	0	0
	2010	0	0	0	0	0

2010 and 2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control

Demitro Marianovich

Employment Agreements

Gold Holding is not a party to any employment agreements.

Options/SAR Grants in Last Fiscal Year

None.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2010 with respect to the beneficial ownership of Gold Holding Corporation's common stock by all persons known by Gold Holding to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to Gold Holding's knowledge, either sole or majority voting and investment power.

Title Of Class		Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Percent of Class

				Before Offering	After Offering (3)

Common		Demitro Marianovich, President,Secretary, Treasurer, Director	3,500,000	71.43%	71.43%
		All Directors and Officers as a group (1 person)	3,500,000	71.43%	71.43%

Notes:	1.	The address for Demitro Marianovich is c/o GOLD HOLDING, 100 King Street West, Toronto, Ontario.
	2.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services Chang G. Park, CPA provided during fiscal year 2010 and 2009:

	2010	2009

Audit Fees (1)	7,600	6,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0

Total	7,600	6,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)

During 2010, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)	Tax fees principally included tax advice, tax planning and tax return preparation.
(4)	Other fees related to registration statement reviews and comments.

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2010 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

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

(1) Incorporated by reference to the Form. SB-2 filed with the Securities and Exchange Commission on July 11, 2007.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 7 th day of April, 2011.

By /s/ Demitro Marianovich
____________________________
Demitro Marianovich President, CEO,
Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:

Signatures	Title	Date
By /s/ Demitro Marianovich Demitro Marianovich	President, Chief Executive Officer, Chief Financial Officer, Director	April 7, 2011

GOLD HOLDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2010

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t
t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Gold Holdings Corporation

We have audited the accompanying balance sheets of Gold Holdings Corporation (A Development Stage "Company") as of December 31, 1010 and 2009 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended December 31, 2010 and 2009, and for the period from January 10, 2006 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Holdings Corporation as of December 31, 2010 and 2009, and the result of its operations and its cash flows for the years then ended December 31, 1010 and 2009 and for the period from January 10, 2006 (inception) to December 31, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________
CHANG G. PARK, CPA

April 7, 2011
San Diego, CA. 92108

-F1-

GOLD HOLDING CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$7 570	$2 560
Loan payable - related Party	29 606	21 006

Total Current Liabilities	37 176	23 566

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding as of December 31, 2010 and 2009	4 900	4 900
Additional paid-in capital	149 055	149 055
Accumulated deficit during development stage	(191 131)	(177 521)

Total Stockholders' Equity (Deficit)	(37 176)	(23 566)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

-F2-

GOLD HOLDING CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended		From Inception January 10, 2006, Through December 31,

	December 31,	December 31,
	2010	2009	2010

REVENUES	$-	$-	$4 000

COST OF SALES	-	-	-

GROSS PROFIT	-	-	4 000

EXPENSES

General and administrative	13 610	12 110	177 151

Total Expenses	13 610	12 110	177 151

OPERATING LOSS	(13 610)	(12 110)	(173 151)

OTHER INCOME (EXPENSE)
Other loss	-	-	(17 980)

Total other income (expense)	-	-	(17 980)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$(13 610)	$(12 110)	$(191 131)

BASIC LOSS PER SHARE PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	4 900 000	4 900 000

The accompanying notes are an integral part of these statements

-F3-

GOLD HOLDING CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity
From Inception January 10, 2006 through December 31, 2010

	Common Stock		Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Equity

	Shares	Amount

Balance, January 10, 2006	-	$-	$-	$-	$-

Common stock issued for cash at $0.03 per share	3 800 000	3 800	95 155	-	98 955

Common stock issued for cash at $0.05 per share	1 100 000	1 100	53 900	-	55 000

Net loss for the year ended December 31, 2006	-	-	-	(96 645)	(96 645)

Balance, December 31, 2006	4 900 000	4 900	149 055	(96 645)	57 310

Net loss for the year ended December 31, 2007	-	-	-	(34 639)	(34 639)

Balance, December 31, 2007	4 900 000	4 900	149 055	(131 284)	22 671

Net loss for the year ended December 31, 2008	-	-	-	(34 127)	(34 127)

Balance, December 31, 2008	4 900 000	$4 900	$149 055	$(165 411)	$(11 456)

Net loss for the year ended December 31, 2009	-	-	-	(12 110)	(12 110)

Balance, December 31, 2009	4 900 000	$4 900	$149 055	$(177 521)	$(23 566)

Net loss for the year ended December 31, 2010	-	-	-	(13 610)	(13 610)

Balance, December 31, 2010	4 900 000	$4 900	$149 055	$(191 131)	$(37 176)

The accompanying notes are an integral part of these financial statements

-F4-

GOLD HOLDING CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended		From Inception January 10, 2006, Through December 31,

	December 31,	December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13 610)	$(12 110)	$(191 131)
Adjustments to reconcile net loss to net cash used by operating activities:	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	5 010	(3 597)	7 570

Net Cash Used by Operating Activities	(8 600)	(15 707)	(183 561)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	8 600	15 707	29 606
Common stock issued for cash	-	-	153 955

Net Cash Provided by Financing Activities	8 600	15 707	183 561

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF YEAR	-	-	-

CASH AT END OF YEAR	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

-F5-

GOLD HOLDING CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Gold Holding Corporation (the "Company") was incorporated in the State of Nevada on January 10, 2006. The Company is in its development stage and had an initial principal business objective of eventually acquiring horse properties and in the short term building an income stream from horse racing operations including race horse boarding, training and racing facilities, as well as revenue generation through the direct and indirect ownership of racing horses.

Subsequently, the management of the Company has determined that the prior business plan of the Company was not feasible under the current economic circumstances. Accordingly, they have adjusted the business plan to focus on the acquisition and development of projects with substantial gold resources. The business plan intends to measure its performance by increasing its gold resources per common share and will take a long-term approach on the ownership of gold bearing properties. Our management team believes that over time ownership of major gold deposits in geopolitically stable environments will produce a superior rate of return. On October 7th, 2009, the Company changed its name to Gold Holding, Corp.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of twelve months or less. As of December 31, 2010 there were no cash equivalents.

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

-F6-

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

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. From inception date to through December 31, 2010, the Company has had $4,000 in revenues and has generated losses from operations of $191,131.

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

NOTE 5. RELATED PARTY TRANSACTION

On December 31, 2010 the Company loaned from CEO with the amount of $29,606 for administrative purposes. The amount due to the related party is unsecured and non-interest-bearing and remains outstanding.

NOTE 6. STOCKHOLDERS EQUITY TRANSACTIONS

The Company is authorized to issue 5,000,000 preferred stock shares with a $0.001 par value. As of December 31, 2010, no shares were issued and outstanding.

The Company is authorized to issue 70,000,000 common shares with a $0.001 par value. As of December 31, 2010, 4,900,000 shares were issued and outstanding.

-F7-

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

-F8-