Form 10-Q
period 2011-03-31
GOLD HOLDINGS Corp
filed 2011-05-13
CIK 1358099

U.S. Securities and Exchange Commission Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]				Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011.

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.0001 par value				Outstanding at May 4, 2011 4,900,000

GOLD HOLDINGS CORPORATION
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

Item 1.     Interim Financial Statements and Notes to Interim Financial Statements

General

The accompanying reviewed interim financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2010. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2011 (unaudited)	December 31, 2010 (audited)

ASSETS
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$12 670	$7 570
Loan payable - related Party	29 606	29 606

Total Current Liabilities	42 276	37 176

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares authorized; 4,900,000 shares issued or outstanding as of March 31, 2011 and December 31, 2010	4 900	4 900
Additional paid-in capital	149 055	149 055
Accumulated deficit during development stage	(196 231)	(191 131)

Total Stockholders' Equity (Deficit)	(42 276)	(37 176)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	-

The accompanying notes are an integral part of these statements

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		From Inception January 10, 2006, Through March 31,

March 31,

	2011	2010	2011

REVENUES	$-	$-	$4 000
COST OF SALES	-	-	-

GROSS PROFIT	-	-	4 000

EXPENSES
General and administrative	5 100	5 200	182 251

Total Expenses	5 100	5 200	182 251

OPERATING LOSS	(5 100)	(5 200)	(178 251)

OTHER INCOME (EXPENSE)
Other loss	-	-	(17 980)

Total other income (expense)	-	-	(17 980)

INCOME TAX EXPENSE	-	-	-

NET INCOME (LOSS)	$(5 100)	$(5 200)	$(196 231)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4 900 000	4 900 000

The accompanying notes are an integral part of these statements

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Month Ended March 31,		From Inception January 10, 2006, Through March 31,

	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5 100)	$(5 200)	$(196 231)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	5 100	(5 200)	12 670

Net Cash Used by Operating Activities	-	-	(183 561)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	-	-	29 606
Common stock issued for cash	-	-	153 955

Net Cash Provided by Financing Activities	-	-	180 461

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$-	$-	$-

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

GOLD HOLDINGS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2011

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

Subsequently, the management of the Company has determined that the prior business plan of the Company was not feasible under the current economic circumstances. Accordingly, they have adjusted the business plan to focus on the acquisition and development of projects with substantial gold resources. The business plan intends to measure its performance by increasing its gold resources per common share and will take a long-term approach on the ownership of gold bearing properties. Our management team believes that over time ownership of major gold deposits in geopolitically stable environments will produce a superior rate of return. On October 7 th, 2009, the Company changed its name to Gold Holding, Corp.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies and procedures are listed below.

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of twelve months or less. As of March 31, 2011 there were no cash equivalents.

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

NOTE 3.  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. From inception date to through March 31, 2011, the Company has had $4,000 in revenues and has generated losses from operations of $196,231.

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

NOTE 5.  RELATED PARTY TRANSACTION

On March 31, 2011 the Company loaned from CEO with the amount of $29,606 for administrative purposes. The amount due to the related party is unsecured and non interest-bearing and remains outstanding.

NOTE 6.  STOCKHOLDERS EQUITY TRANSACTIONS

The Company is authorized to issue 5,000,000 preferred stock shares with a $0.001 par value. As of March 31, 2011, no shares were issued and outstanding.

The Company is authorized to issue 70,000,000 common shares with a $0.001 par value. As of March 31, 2011, 4,900,000 shares were issued and outstanding.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

During the period from inception through March 31, 2011, we generated revenues of $4,000 and incurred a net loss of $196,231. The cumulative net loss was attributable solely to general and administrative expenses related to the costs of start-up operations.

Our officer and director believe that our cash on hand as of March 31, 2011 in the amount of $0 will not be sufficient to maintain our current minimal level of operations for current calendar year and management will need to explore other alternative sources of revenue. We will either borrow from our CEO and director Demitro Marianovich or raise capital.

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

Except for the $4,000 referenced above raised since inception, we had no revenues for the three months ended March 31, 2011.

For the three months ended March 31, 2011, we recorded a net loss of $5,100. We incurred operating expense of $5,100 and these expenses consisted of accounting fees, bookkeeping fee and other general and administrative expenses.

For the period from January 10, 2006 to March 31, 2011, we recorded revenue $4,000 and a net loss of $196,231. We incurred operating expense of $182,251 and other loss $17,980.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2011. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

b)   Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors together with the other information contained in this Interim Report on Form 10-Q, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the risks factors actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline. We believe there are no changes that constitute material changes from the risk factors previously disclosed in the prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933 and include or reiterate the following risk factors.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2011.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2011.

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

Registrant Date: May 13, 2011	Gold Holdings Corporation By: /s/ Demitro Marianovich

Demitro Marianovich
Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)