Form 10-Q
period 2011-06-30
Gold Holding Corp.
filed 2011-08-18
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-52775

GOLD HOLDING CORP.

(Name of Small Business Issuer in its charter)

Nevada	20-4076559
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

112 North Curry Street Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

775-321-8216

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☑     No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 18, 2011 the registrant had 4,900,000 shares of common stock outstanding.

GOLD HOLDING CORP.

2

PART I – FINANCIAL INFORMATION

Gold Holding Corp.

(A Development Stage Company)

June 30, 2011

Index

Balances Sheet (Unaudited)	F-1

Statements of Operations (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to the Unaudited Financial Statements	F-4

3

GOLD HOLDING CORP.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2011	2010
(unaudited)
ASSETS
CURRENT ASSETS
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$99	$7 570
Loan payable - related Party	15 796	29 606

Total Current Liabilities	15 895	37 176

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 5,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares
authorized; 4,900,000 shares issued or outstanding	4 900	4 900
as of June 30, 2011 and December 31, 2010
Additional paid-in capital	149 055	149 055
Accumulated deficit during development stage	(169 850)	(191 131)

Total Stockholders' Equity (Deficit)	(15 895)	(37 176)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	-

The accompanying notes are an integral part of these financial statements

GOLD HOLDING CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

From
	For the	For the	For	For	Inception
	Three month	Three month	the Six month	the Six month	January 10,2006,
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	Through June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$4 000
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	4 000

EXPENSES
General and administrative	3 525	2 590	8 625	7 790	185 776
Total Expenses	3 525	2 590	8 625	7 790	185 776

OPERATING LOSS	(3 525)	(2 590)	(8 625)	(7 790)	(181 776)

OTHER INCOME (EXPENSE)
Debt forgiveness	29 906		29 906		29 906
Other loss	-	-	-	-	(17 980)
Total other income (expense)	29 906	-	29 906	-	11 926

INCOME TAX EXPENSE	-	-	-	-	-
NET INCOME (LOSS)	$26 381	$(2 590)	$21 281	$(7 790)	$(169 850)
BASIC LOSS PER SHARE
PER SHARE	$0.01	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	4 900 000	4 900 000	4 900 000	4 900 000

The accompanying notes are an integral part of these statements

GOLD HOLDING CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

From Inception
	For the six months	For the six months	January 10,
	Ended	Ended	2006, Through
	June 30,	June 30,	June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$21 281	$(7 790)	$(169 850)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(7 471)	5 790	99

Net Cash Used by Operating Activities	13 810	(2 000)	(169 751)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party	(13 810)	2 000	15 796
Common stock issued for cash	-	-	153 955

Net Cash Provided by Financing Activities	(13 810)	2 000	169 751

NET DECREASE IN CASH	-	-	-

CASH AT BEGINNING OF YEAR	-	-	-

CASH AT END OF YEAR	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these statements

GOLD HOLDING CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2011

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Gold Holding Corp. (the "Company") was incorporated in the State of Nevada on January 10, 2006.  The Company is in its development stage and had an initial principal business objective of eventually acquiring horse properties and in the short term building an income stream from horse racing operations including race horse boarding, training and racing facilities, as well as revenue generation through the direct and indirect ownership of racing horses.

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

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of twelve months or less.  As of June 30, 2011 there were no cash equivalents.

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

Stock Based Compensation

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions.  ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance.  SC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.  The Company has not adopted a stock option plan and has not granted any stock options.  The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation.  Accordingly, stock-based compensation has been recorded to date.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes.  Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Development Stage Enterprise

The Company's financial statements are prepared pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence.  Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

NOTE 3.  GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  From inception date to through June 30, 2011, the Company has had $4,000 in revenues and has generated losses from operations of $169,850.

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

NOTE 4.  PROVISION FOR INCOME TAXES

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards FASB ASC 740, "Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

NOTE 5.  RELATED PARTY TRANSACTION

On March 31, 2011, the Company loaned from the former CEO, Demitro Marianovich, with the amount of $29,606 for administrative purposes.  The amount due to the related party is unsecured and non-interest bearing and remains outstanding.

On May 17, 2011, the former CEO  signed letter about forgiveness of all the debt (the sum of $29,906) owed to the former CEP by the Company and recorded as Other income.

On June 30, 2011, the Company loaned from President of the Company Mr. Krum with the amount of $15,796 for administrative purposes.  The amount due to the related party is unsecured and non-interest-bearing and remains outstanding.

NOTE 6.  STOCKHOLDERS EQUITY TRANSACTIONS

The Company is authorized to issue 5,000,000 preferred stock shares with a $0.001 par value.  As of June 30, 2011, no shares were issued and outstanding.

The Company is authorized to issue 70,000,000 common shares with a $0.001 par value.  As of June 30, 2011, 4,900,000 shares were issued and outstanding.

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

In June 2009, the FASB issued FASB ASC 820-10, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This ASC provides additional guidance for estimating fair value in accordance with FASB ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased.  This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This ASC is effective for interim and annual reporting periods that ended after June 15, 2009.  The ASC does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this ASC requires comparative disclosures only for periods ending after initial adoption.  The adoption of FASB ASC 820-10 did not have a material impact on our financial statements.

On July 1, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

On February 24, 2010, the FASB issued guidance in the “Subsequent Events” topic of the FASC to provide updates including: (1) requiring the company to evaluate subsequent events through the date in which the financial statements are issued; (2) amending the glossary of the “Subsequent Events” topic to include the definition of “SEC filer” and exclude the definition of “Public entity”; and (3) eliminating the requirement to disclose the date through which subsequent events have been evaluated.  This guidance was prospectively effective upon issuance.  The adoption of this guidance did not impact the Company’s results of operations of financial condition.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

We were incorporated pursuant to the laws of the State of Nevada on January 10, 2006.  We are a startup company and have realized minimal revenues of $4,000.  Our efforts, to date, have focused primarily on the development and implementation of our business plan.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $0 and a working capital deficiency of $15,895.  As of June 30, 2011 our accumulated deficit was $169,850.  For the six months ended June 30, 2011 our net income was $21,281 compared to a net loss $7,790 during the same period in 2010.  This increase was due mostly to debt forgiveness with our former director.

We gained net cash of $13,810 from operating activities for the six months ended June 30, 2011 compared to using net cash of $2,000 in operating activities for the same period in 2010.  We did not use any money in investing activities for the six months ended June 30, 2011 nor did we use any money for investing activities during the same period in 2010.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at June 30, 2011, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and from inception to June 30, 2011.

Limited Revenues

Since our inception on January 10, 2006 to June 30, 2011, we have earned limited revenue of $4,000.  As of June 30, 2011, we have an accumulated deficit of $169,850 and we did not earn any revenues during the three months ending on June 30, 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We earned net income of $26,381 for the three months ended June 30, 2011, compared to a net loss of $2,590 for the same period in 2010.  This increase in income was mostly due to debt forgiveness with our former director.  From inception on January 10, 2006 to June 30, 2011, we have incurred a net loss of $169,850.  Our basic and diluted loss per share was $0.01 for the three months ended June 30, 2011, and $0.00 for the same period in 2010.

Expenses

Our total operating expenses increased from $2,590 to $3,525 for the three months ended June 30, 2011 compared to the same period in 2010.  This slight increase in expenses is mostly due to higher general and administrative fees.  Since our inception on January 10, 2006 to June 30, 2011, we have incurred total operating expenses of $185,776.

Results of Operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Limited Revenues

We did not earn any revenues during the six months ending on June 30, 2011, nor did we earn any revenues earned during the same period in 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Income/Loss

We earned net income of $21,281 for the six months ended June 30, 2011, compared to a net loss of $7,790 for the same period in 2010.  This increase in income was mostly due to debt forgiveness with our former director.  Our basic and diluted loss per share was $0.00 for the six months ended June 30, 2011, and $0.00 for the same period in 2010.

Expenses

Our total operating expenses increased from $7,790 to $8,625 for the six months ended June 30, 2011 compared to the same period in 2010.  This slight increase in expenses is mostly due to higher general and administrative fees.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.

Our Internal control over financial reporting is a process that, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, was designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of June 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2011, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this quarterly report.

Evaluation of disclosure controls and procedures.

As of June 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of August 15, 2011 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLD HOLDING CORP.
(REGISTRANT)

Date: August 18, 2011	/s/ Francisco Quiros Krum
Francisco Quiros Krum
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

