Form 10-Q
period 2011-09-30
Gold Holding Corp.
filed 2011-11-14
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

o TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

Large accelerated filer o      Accelerated filer o     Non-accelerated filer o     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2011 the registrant had 9,400,000 shares of common stock outstanding.

GOLD HOLDING CORP.

2

PART I – FINANCIAL INFORMATION

Gold Holding Corp.

(A Development Stage Company)

September 30, 2011

3

GOLD HOLDING CORPORATION
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$441,081
Prepaid expense	3,746	$-

Total Current Assets	444,827	-

TOTAL ASSETS	$444,827	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,232	$7,570
Loan payable - related Party	15,796	29,606

Total Current Liabilities	22,028	37,176

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 5,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 70,000,000 shares
authorized; 9,400,000 and 4,900,000 shares issued or outstanding	9,400	4,900
as of September 30, 2011 and December 31, 2010
Additional paid-in capital	594,555	149,055
Accumulated deficit during development stage	(181,156)	(191,131)

Total Stockholders' Equity (Deficit)	422,799	(37,176)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$444,827	-

The accompanying notes are an integral part of these financial statements

GOLD HOLDING CORPORATION (A Development Stage Company) Statements of Operations (unaudited)

					From Inception
	For the Three	For the Three	For the Nine	For the Nine	January 10,
	month Ended	month Ended	month Ended	month Ended	2006, Through
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$4,000

COST OF SALES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	4,000

EXPENSES

General and administrative	11,306	2,790	19,931	10,580	197,082

Total Expenses	11,306	2,790	19,931	10,580	197,082

OPERATING LOSS	(11,306)	(2,790)	(19,931)	(10,580)	(193,082)

OTHER INCOME (EXPENSE)
Debt forgiveness			29,906		29,906
Other loss	-	-	-	-	(17,980)
Total other income (expense)	-	-	29,906	-	11,926

INCOME TAX EXPENSE	-	-	-	-	-

NET INCOME (LOSS)	$(11,306)	$(2,790)	$9,975	$(10,580)	$(181,156)

BASIC LOSS PER SHARE
PER SHARE	$-0.00	$-0.00	$0.00	$-0.00

WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	5,163,736	4,900,000	5,682,609	4,900,000

The accompanying notes are an integral part of these financial statements

GOLD HOLDING CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the nine months	For the nine months	January 10,
	Ended	Ended	2006, Through
	Sept 30,	Sept 30,	Sept 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$9,975	$(10,580)	$(181,156)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in operating assets and liabilities
Increase in Prepaid expense	(3,746)		(3,746)
Increase (decrease) in accounts payable	(1,338)	5,080	6,232

Net Cash Used by Operating Activities	4,891	(5,500)	(178,670)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in due to related party	(13,810)	5,500	15,796
Common stock issued for cash	450,000	-	603,955

Net Cash Provided by Financing Activities	436,190	5,500	619,751

NET DECREASE IN CASH	441,081	-	441,081

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$441,081	$-	$441,081

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

GOLD HOLDING CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2011

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

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2010.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of twelve months or less.  As of September 30, 2011, the Company cash balance is $441,080.

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

NOTE 3.  GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  From inception date to through September 30, 2011, the Company has had $4,000 in revenues and has generated losses from operations of $181,156.

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

NOTE 5.  RELATED PARTY TRANSACTION

On March 31, 2011, the Company loaned from the former CEO, Demitro Marianovich, with the amount of $29,906 for administrative purposes.  The amount due to the related party is unsecured and non-interest bearing. On May 17, 2011, the former CEO signed letter about forgiveness of all the debt (the sum of $29,906) owed to the former CEP by the Company and recorded as Other income.

On June 30, 2011, the Company loaned from President of the Company Mr. Krum with the amount of $15,796 for administrative purposes.  The amount due to the related party is unsecured and non-interest-bearing and remains outstanding.

NOTE 6.  STOCKHOLDERS EQUITY TRANSACTIONS

The Company is authorized to issue 5,000,000 preferred stock shares with a $0.001 par value.  As of September 30, 2011, no shares were issued and outstanding.

The Company is authorized to issue 70,000,000 common shares with a $0.001 par value.  As of June 30, 2011, 4,900,000 shares were issued and outstanding.

On September 15, 2011 the Company issued 4,500,000 common shares to Zenith Equity Group Ltd. pursuant to share subscriptions received.  The shares were issued at a price of $0.10 for cash consideration of $450,000.  The shares carry a special restrictive covenant prohibiting any public sales or legend removals before March 31, 2013.

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

NOTE 8.  SUBSEQUENT EVENT

On October 3, 2011, Gold Holding Corp. (the “Company”) entered into a Purchase and Sale of Technology Agreement with Hidroflot, S.A. (the “Agreement”).  Pursuant to the Agreement, the Company acquired all of the rights and patents to certain wave energy technologies developed by Hidroflot.  The Company agreed to pay a total purchase price of $1,400,000 for the technology in 33 monthly installments.  The payments will be accelerated to three equal monthly payments of the outstanding balance once the Company generates revenues of $10,000,000 from the technologies.  The total ownership of the technology by the Company shall not be effect until the total purchase amount has been paid to Hidroflot.

The Company paid the first payment and second payment on October 13, 2011 and November 3, 2011.

At September 30, 2011, future minimum payments under the purchase agreement are as follows

Amount
2011	$125,040
2012	502,662
2013	512,718
2014	259,580
Total	$1,400,000

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

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $441,081 and a working capital surplus of $422,799.  As of September 30, 2011 our accumulated deficit was $181,156.  For the nine months ended September 30, 2011 our net income was $9,975 compared to a net loss $10,580 during the same period in 2010.  This increase was due to debt forgiveness with our former director.

We gained net cash of $4,891 from operating activities for the nine months ended September 30, 2011 compared to using net cash of $5,500 in operating activities for the same period in 2010.  We did not use any money in investing activities for the nine months ended September 30, 2011.  We received net cash of $436,190 from financing activities for the nine months ended September 30, 2011 compared to $nil in financing operating activities for the same period in 2010.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at September 30, 2011, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and from inception to September 30, 2011.

Limited Revenues

Since our inception on January 10, 2006 to September 30, 2011, we have earned limited revenue of $4,000.  As of September 30, 2011, we have an accumulated deficit of $181,156 and we did not earn any revenues during the three months ending on September 30, 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $11,306 for the three months ended September 30, 2011, compared to a net loss of $2,790 for the same period in 2010.  This increase in net loss was due to an increase in general and administrative expenses.  From inception on January 10, 2006 to September 30, 2011, we have incurred a net loss of $181,156.  Our basic and diluted loss per share was $0.00 for the three months ended September 30, 2011, and $0.00 for the same period in 2010.

Expenses

Our total operating expenses increased from $2,790 to $11,306 for the three months ended September 30, 2011 compared to the same period in 2010.  This increase in expenses is mostly due to higher general and administrative fees.  Since our inception on January 10, 2006 to September 30, 2011, we have incurred total operating expenses of $193,082.

Results of Operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Limited Revenues

We did not earn any revenues during the nine months ending on September 30, 2011, nor did we earn any revenues earned during the same period in 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Income/Loss

We earned net income of $9,975 for the nine months ended September 30, 2011, compared to a net loss of $10,580 for the same period in 2010.  This increase in income was due to debt forgiveness with our former director.  Our basic and diluted loss per share was $0.00 for the nine months ended September 30, 2011, and $0.00 for the same period in 2010.

Expenses

Our total operating expenses increased from $10,580 to $19,931 for the nine months ended September 30, 2011 compared to the same period in 2010.  This increase in expenses is mostly due to higher general and administrative fees.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of September 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission

("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of September 30, 2011, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of September 30, 2011, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of November 14, 2011 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

GOLD HOLDING CORP.
(REGISTRANT)

Date: November 14, 2011	/s/ Francisco Quiros Krum
Francisco Quiros Krum
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

