Form 10-K
period 2011-12-31
Ocean Electric Inc.
filed 2012-04-05
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-52775

OCEAN ELECTRIC INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-4076559
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

112 North Curry Street

Carson City, Nevada 89703

 (Address of principal executive offices)

(775) 321-8216

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐       Accelerated filer ☐        Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of May 31, 2011: $350,000.00

As of April 3, 2012 the registrant’s outstanding stock consisted of 35,800,000 common shares.

TABLE OF CONTENTS

PART I

Item 1 Description of Business Item 1A Risk Factors Item 1B Unresolved Staff Comments Item 2 Properties Item 3 Legal Proceedings Item 4 Submission of Matters to a Vote of Security Holders	3 9 9 9 9 9

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation Item 8 Financial Statements and Supplementary Data Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure Item 9A Controls and Procedures Item 9B Other Information	10 11 14 15 15 16

PART III

Item 10 Directors, Executive Officers and Corporate Governance Item 11 Executive Compensation Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Item 13 Certain Relationships and Related Transactions and Director Independence Item 14 Principal Accountant Fees and Services	17 19 20 21 22

PART IV

Item 15 Exhibits, Financial Statement Schedules	23

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Ocean" mean Ocean Electric Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We are a development stage company.  We design, develop, manufacture, license, and service non-polluting, renewable electric power generating plants using innovative, patent protected wave energy and wind energy extraction technologies.  We were incorporated in the State of Nevada on January 10, 2006.  Our common stock trades on the OTC Bulletin Board under the symbol “OCEL.OB”.

We do not have any subsidiaries.  Our principal office is located at 112 North Curry Street, Carson City, Nevada 89703.  Our telephone number is (775) 321-8216.  Our fiscal year end is December 31.

We have incurred losses since our inception.  We rely upon the sale of our securities to fund our operations.  We have generated limited revenues of $4,000 from January 10, 2006 (date of inception) to December 31, 2011.

We intend to build our business through the commercialization of ocean energy extraction technologies.  We design, develop, manufacture, license, and service non-polluting, renewable electric power generating plants using innovative, patent protected wave energy and wind energy extraction technologies.

We are not involved in any bankruptcy, receivership or similar proceedings.

Current Technologies

As previously disclosed on our Form 8-K filed with the S.E.C. on October 3, 2011, we acquired certain wave energy technologies developed by Hidroflot, S.A.  Specifically we acquired a wave energy technology, patented as “half submerged power station for swell energy extraction” PCT/IB2009/000230, registered in Spain.  This technology generates energy by the movement of waves.  Our patented wave platform has 16 “floaters” that move up and down with passing waves.  Vertical motion of the “floaters” is converted to rotary motion to drive electric generators.  The floating 6.4 MW platform is anchored to the sea floor and can be totally submerged should waves exceed 6 meters.  Platforms can be grouped together to form 50 MW “farms”.  Undersea cabling is used to connect “farms” to the onshore power grid.  Due to its compact design, submersible protection, and high MW rating, the wave platform’s acquisition and operating costs per MW are significantly less than competitive designs.  The platform is designed for both shallow and deep water applications.  The platform is currently undergoing Sea Trials prior to commercialization.

Also, as disclosed on our Form 8-K filed with the S.E.C. on December 1, 2011, we acquired certain wind offshore wind energy technologies developed by Green & Blue Sustainable Technologies.  Our wind platform moves 115+ tons of machinery from the top of the rotor blade tower (located in a nacelle) to the base of a floating spur wind turbine.  A patented fiber sling transmission system connects the rotor shaft at the top to the generator at the base of the tower.  The Nacelle and tower yaw control uses our patented mechanism.  Our wind turbine is designed for deep water continental shelf installations (depths of 30 m to more than 200 m).  Multiple turbines can be interconnected to form offshore wind “farms” for larger MW capacity.  By moving the generating equipment to the base of the turbine tower, the turbine center of gravity is lowered which significantly increases stability particularly during inclement weather.  With sea level access, equipment installation, maintenance, and repair costs are reduced.  The transmission and yaw systems can be adapted to any wind turbine manufacturer’s nacelle and generating equipment, thereby increasing our market opportunity for licensing rights and project services.

Business Opportunities

Licensing

We will market turnkey renewable power plant user licenses to Independent Power Producers (83% owners of renewable energy generating plants).  Turnkey and scalable pilot user licenses will be marketed to Independent and Public Utilities (16% owners of renewable energy generating plants).  Technology licenses and engineering support contracts will be marketed to equipment suppliers.  Partnerships, joint marketing, and other types of alliances may be formed for additional licensing opportunities.

Services

We will be a full service provider to licensed accounts.  Turnkey projects are designed, developed, and installed under a Project Management contract coordinating all aspects of the project.  Other services available under contract include pre-project planning and consulting, site investigation, installation management, and post-sales operating services (training, monitoring, maintenance, repair, and decommissioning).

Manufacturing

We will only manufacture patented critical components that require stringent engineering tolerances and/or a high degree of quality control.  Third party manufacturers will be contracted by us for all remaining equipment and paid for directly by our clients.

Sales Channels

We will maintain an internal direct sales force and a network of international sales representative organizations capable of providing technical sales support, account management, and contract administration.

Upside Opportunities

We have significant additional revenue potential from (1) international sales in addition to U.S. and European sales, (2) land-based wind platforms, (3) wave and wind platforms combined into a single renewable energy farm, and (4) us owning and operating ocean energy extraction farms.

Market Demand

Global electricity demand is forecasted to increase by 87 percent from 18.8 trillion KWh in 2007 to 25.0 trillion KWh in 2020 and 35.2 trillion KWh by 2035.  Global renewable electricity generation is forecasted to grow by 3.0 percent per year increasing from 18 percent in 2007 to 23 percent in 2035 driven by government incentives and higher fossil fuel prices.

Wave Energy

Pike Research forecasts ocean energy could yield a global power generation capacity of 200 GW by 2025: a market value of $400 billion.  The National Renewable Energy Laboratory (NREL) forecasts wave power generation could meet 2% of current U.S. electricity demand, providing 80 TWh/yr of power production by 2025.  The U.S. market opportunity is forecasted at 46 GW by 2025; a market value of $92 billion.

Wind Power

Europe has installed more than 830 wind turbines serving nine countries.  Almost all of the 2,300 megawatts (MW) of installed capacity has been built in shallow waters (less than 30 meters deep).  Europe is planning to add another 1,000 MW in 2010 and 50,000 MW is planned or under development for 2011 and beyond.  Our solution can work in high deep waters, opening a new market in renewable energy.  U.S. Offshore Wind Power: The United States leads the world in installed, land-based wind energy capacity but has no offshore wind projects currently in operation.  However, 20 projects representing more than 2,000 MW of capacity are in the planning and permitting process.

Competition

Wave Power Competition

To date, no single technology has emerged as the industry standard for either on-shore/near-shore or off-shore installations.  Most technologies remain in experimental development with a few in the prototype stage.

On-shore and near-shore technologies attempt to harness both the potential and kinetic energy of waves.  Although access is fairly easy, as waves approach the shore, a significant amount of energy has already been dissipated.  In addition, not all coast lines (e.g. shallow beachheads) are suitable for these types of technologies.  Another disadvantage is the installation’s environmental impact on or near the coastline.

The three on-shore/near-shore technologies are the Oscillating Water Column (OWC), Tapered Channel, and Pendulum.  After considerable research and development since the 1970’s, only OWC continues to be developed (GreenWave by OceanLinx and EVE discussed below).

Off-shore technologies are deployed in open sea deep water (>40m) where waves have not dissipated energy by approaching the coastline.  Off-shore technologies inherently also have a lower environmental impact.  There are two basic types of off-shore technologies; floating body and above sea level devices.  Floating body devices generate power based on movement of the device induced by waves.  Above sea level devices protrude 2m to 5m above the surface.  When waves move over the top of the device, water is then channeled back into the ocean through a low pressure turbine to generate electricity.

Although more recent than on-shore/near-shore technologies, off-shore technologies have proven to be more cost effective, efficient, and incur less of an impact on the environment.  As a result, most commercialization is expected to adopt one or more of these technologies.  Nine noteworthy developments are described below:

1.

Pelamis, by Ocean Power Delivery (Edinburgh, Scotland)

2.

Power Buoy, by Ocean Power Technologies (New Jersey, USA)

3.

GreenWave (near-shore) and BlueWave (off-shore) by OceanLinx (formerly Energetech, Australia)

4.

Archimedes Wave Swing by AWS Ocean Energy Ltd (Scotland)

5.

Waveplane by WavePlane Production A/S (Denmark)

6.

Wave dragon by Wave Dragon ApS (Denmark)

7.

The PIPO Buoy by Pipo Systems, S.L. (Vigo-Pontevedra, Spain)

8.

The Manchester Bobber by The University of Manchester Intellectual Property Limited (England)

9.

Anaconda Wave Energy Converter (Great Britain)

There are many other concepts, designs, and prototypes being tested in multiple countries.

Wind Power Competition

All wind turbines currently available have the same design configuration, namely the placement of the gear box, generator, braking, yaw control, and electronic controls in a nacelle platform mounted on top of an elevated tower.  Competitive pricing is driven more by implementation and cost of ownership than major design advantages.  We are the first company to offer a significantly improved configuration for both land based and offshore installations, with a new wind turbine concept.

Design, development and construction of wind turbines are both complex and capital intensive.  The leading companies are large, well-capitalized organizations that have entered the wind power market by leveraging other mainline businesses.  Using past experience and expertise in related industries, turbines, transformers, electronic control, and many other common components were adapted for the wind power market.  The most prominent companies are large international firms such as Vestas, General Electric, Siemens, Gamesa, Alstom, and Areva, all of which have not only provided equipment for land based wind farms but also offshore farms.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for energy and alternative energy sources.

In the face of competition, we may not be successful in acquiring, exploring or developing our technologies or interests.  Despite this, we hope to compete successfully in the wind and wave energy power industry by:

·

keeping our costs low;

·

relying on the strength of our management’s contacts; and

·

using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Subsidiaries

As of April 3, 2012 we do not have any subsidiaries.

Intellectual Property

We have not filed for any protection of our trademarks for our corporate name.  We own the copyright of our logo and all of the contents of our website, www.ocel.com.  In addition, we own the patents to the wave and wind energy technologies described above.

Research and Development Expenditures

We have not spent any amounts on research and development activities since our inception.  Our planned expenditures for our operation and exploration programs are summarized under the section of this Annual Report entitled “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Government Regulations

Our current and future operations are or will be subject to various laws and regulations in US, Europe and other countries in which we do or will conduct our activities.  These laws and regulations govern the protection of the environment, conservation, development, energy production, taxes, labor standards, occupational health, work safety, toxic substances, chemical products and materials, waste management, and other matters relating to the energy industry.  As we further develop our business, we will likely experience an increase in government oversight and associated costs.

Permits, registrations or other authorizations will be required for the operation of our planned energy production facilities.  These permits, registrations or authorizations are subject to revocation, modification and renewal.  Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both.  Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties.  Third parties may have the right to sue to enforce compliance.

We expect to be able to comply with those laws and do not believe that compliance will have a material adverse effect on our competitive position.  We have obtained, and intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with any of the operations we carry out and our future activities.  We intend to maintain standards of environmental compliance consistent with regulatory requirements.  We have obtained, and will obtain at the appropriate time, environmental permits, licenses or approvals required for our operations.  We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.  At this time, we do not anticipate any material capital expenditures to comply with various environmental requirements.

US Regulations

Our operations are or will be subject to various types of regulation at the federal, state and local levels.

Employees and Consultants

As of December 31, 2011, we did not have any full time or part time employees.  Our Chief Executive Officer works as a part time consultant in the areas of business development and management, contributing approximately 25% of his time to us.  We currently engage independent contractors in the areas of accounting, geologist services, legal, auditing services, investment banking and corporate development.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have an executive office located at 112 North Curry Street, Carson City, Nevada 89703.

Item 3.  Legal Proceedings

We know of no material pending or active legal proceedings to which we are a party or concerning any of our properties.  We are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “OCEL.OB”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low bid quotations of our common shares on the OTC Bulletin Board.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
October 1, 2011 – December 31, 2011	-	-
July 1, 2011 – September 30, 2011	-	-
April 1, 2011 – June 30, 2011	-	-
January 1, 2011 – March 31, 2011	0.01	0.00
October 1, 2010 – December 31, 2010	-	-
July 1, 2010 – September 30, 2010	-	-
April 1, 2010 – June 30, 2010	2.00	0.01
January 1, 2010 – March 31, 2010	2.20	0.00

Holders

As of April 3, 2012, there were approximately 21 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended December 31, 2011.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities which were not previously reported in our quarterly filings for fiscal 2011.

Use of Proceeds from Sale of Registered Securities

None during the fiscal year ended December 31, 2011.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Overview

We design, develop, manufacture, license, and service non-polluting, renewable electric power generating plants using innovative, patent protected wave energy and wind energy extraction technologies.

We have only recently begun our current operations, have earned nominal revenues and have accumulated a net loss of $307,753 from January 10, 2006 (date of inception) to December 31, 2011.

We are a start-up stage corporation with limited operations and limited revenues from our business operations.  Our auditors have issued us with a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to fund our operations.  Our only source of cash at this time is investments by others in our company.  We must raise cash to implement our plan of operation.

RESULTS OF OPERATIONS

Working Capital

	December 31,	December 31,
	2011 $	2010 $
Current Assets	299,731	-
Current Liabilities	427,415	37,176
Working Capital (Deficit)	(127,684)	(37,176)

Cash Flows

	Year ended December 31, 2011 $	Year ended December 31, 2010 $

Cash Flows from (used in) Operating Activities	(73,187)	(8,600)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	370,420	8,600
Net Increase (decrease) in Cash During Period	297,233	-

Operating Revenues

During the years ended December 31, 2011 and 2010, we did not earn any revenues from operations.

Operating Expenses and Net Loss

During the year ended December 31, 2011, we incurred operating expenses of $86,958 compared with operating expenses of $13,610 during the year ended December 31, 2010.  The increase in operating expenses was attributed to increases in professional fees and general and administrative costs with respect to the acquisition of the intangible assets and amortization of acquired intangible assets of $50,260.

For the year ended December 31, 2011, we incurred a net loss of $116,622 compared with a net loss of $13,610 for the year ended December 31, 2010.  In addition to operating expenses, we also incurred $29,664 of interest expense relating to the debt from the acquisition of the intangible assets, which is unsecured, due interest at 10% per annum, and is payable in equal monthly installment.

Liquidity and Capital Resources

As at December 31, 2011, we had a cash balance of $297,233 and total assets of $7,217,709 compared with $nil of cash and total assets as at December 31, 2010.  The increase in cash was due to proceeds received from the issuance of common shares and the increase in total assets was due to the acquisition of intangible assets of $6,917,978.

As at December 31, 2011, we had total liabilities of $1,141,601 compared with total liabilities of $37,176 was at December 31, 2010.  The increase in total liabilities was attributed to an outstanding loan payable of $1,122,862 related to the acquisition of intangible assets offset by decreases in accounts payable and accrued liabilities and amounts owed to related parties due to the fact that we had cash flow to repay outstanding obligations in a timelier manner and the ex-director forgave the debt.

As at December 31, 2011, we had a working capital deficit of $127,684 compared with a working capital surplus of $37,176 as at December 31, 2010.  The increase in working capital deficit was due to the use of cash for operating activity that was not replaced by any new financing activity during the year.

During the year ended December 31, 2011, we issued 4,500,000 common shares for proceeds of $450,000 and issued 25,000,000 common shares with a fair value of $5,750,000 relating to the acquisition of intangible assets.  On February 24, 2012, our Board of Directors increased our authorized capital of common shares from 70,000,000 common shares to 250,000,000 common shares, with no change in par value.

Cashflow from Operating Activities

During the year ended December 31, 2011, we used cash of $73,187 for operating activities as compared to use of $8,600 during the year ended December 31, 2010.  The increase in cash used for operating activities during the year was due to payment of outstanding day-to-day obligations incurred during the year.

Cashflow from Investing Activities

During the years ended December 31, 2011 and 2010, we did not have any investing activities.

Cashflow from Financing Activities

During the year ended December 31, 2011, we received proceeds of $370,420 from financing activities compared with $8,600 during the year ended December 31, 2010.  The increase is attributed to proceeds of $450,000 from the issuance of common shares and $15,796 increase in amounts from related parties offset by repayment of outstanding long-term debt of $95,376.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 8.  Financial Statements and Supplementary Data

Ocean Electric Inc.

(A Development Stage Company)

December 31, 2011

(Expressed in US dollars)

Index

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statement of Stockholders’ Equity (Deficit)

F-4

Statements of Cash Flows

F-7

Notes to the Financial Statements

F-8

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Ocean Electric Inc.

We have audited the accompanying balance sheets of Ocean Electric Inc. (A Development Stage “Company”) as of December 31, 1011 and 2010 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended December 31, 2011 and 2010, and for the period from January 10, 2006 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Electric Inc. as of December 31, 2011 and 2010, and the result of its operations and its cash flows for the years then ended December 31, 1011 and 2010 and for the period from January 10, 2006 (inception) to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

April 5, 2012

San Diego, CA. 92111

F-1

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	December 31, 2011 $	December 31, 2010 $

ASSETS

Current Assets
Cash	297,233	–
Prepaid expenses	2,498	–

Total current assets	299,731

Other Assets
Intangible assets, net	6,917,978	–
Total Other Assets	6,917,978	–

Total Assets	7,217,709	–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	2,943	7,570
Loan payable to related party	15,796	29,606
Current portion of long-term debt (Note 4)	408,676	–

Total Current Liabilities	427,415	37,176

Long- Term Liabilities

Long-term debt, net of current portion (Note 4)	714,186	–
Total long-term liabilities	714,186	–

Total Liabilities	1,141,601	37,176

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 70,000,000 common shares with a par value of $0.001 per share	34,400	4,900
Issued and outstanding: 34,400,000 and 4,900,000 common shares

Additional Paid-In Capital	6,349,461	149,055

Accumulated Deficit during the Development Stage	(307,753)	(191,131)

Total Stockholders’ Equity (Deficit)	6,076,108	(37,176)

Total Liabilities and Stockholders’ Equity (Deficit)	7,217,709	–

(The accompanying notes are an integral part of these financial statements)

F-2

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the year ended December 31, 2011 $	For the year ended December 31, 2010 $	Accumulated from January 10, 2006 (Date of Inception) to December 31, 2011 $

Revenues	–	–	4,000

Operating Expenses

Amortization	50,260	–	50,260
General and administrative	36,698	13,610	213,849

Total Operating Expenses	86,958	13,610	264,109

(Loss) From Operations	(86,958)	(13,610)	(264,109)

Other Income (Expense)

Interest expense	(29,664)	–	(29,664)
Other expense	–	–	(17,980)
Total Other Income (Loss)	(29,664)	–	(47,644)

Net Loss	(116,622)	(13,610)	(307,753)
Net Loss per Share – Basic and Diluted	(0.02)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	5,680,274	4,900,000

(The accompanying notes are an integral part of these financial statements)

F-3

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From January 10, 2006 (Date of Inception) to December 31, 2011

(Expressed in US dollars)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – January 10, 2006 (Date of Inception)	–	–	–	–	–

Common stock issued for cash at $0.03 per share	3,800,000	3,800	95,155	–	98,955

Common stock issued for cash at $0.05 per share	1,100,000	1,100,	53,900	–	55,000

Net loss for the period	–	–	–	(96,645)	(96,645)
	–	–
Balance – December 31, 2006	4,900,000	4,900	149,055	(96,645)	57,310

Net loss for the year	–	–	–	(34,639)	(34,639)
	–	–
Balance – December 31, 2007	4,900,000	4,900	149,055	(131,284)	22,671

Net loss for the year	–	–	–	(34,127)	(34,127)
	–	–
Balance – December 31, 2008	4,900,000	4,900	149,055	(165,411)	(11,456)

Net loss for the year	–	–	–	(12,110)	(12,110)
	–	–
Balance – December 31, 2009	4,900,000	4,900	149,055	(177,521)	(23,566)

Net loss for the year	–	–	–	(13,610)	(13,610)
	–	–
Balance – December 31, 2010	4,900,000	4,900	149,055	(191,131)	(37,176)

Common stock issued for cash at $0.10 per share	4,500,000	4,500	445,500	–	450,000

Common stock issued for intangible asset	25,000,000	25,000	5,725,000	–	5,750,000

Forgiveness of related party debt	–	–	29,906	–	29,906

Net loss for the year	–	–	–	(116,622)	(116,622)
	–	–
Balance – December 31, 2011	34,400,000	34,400	6,349,461	(307,753)	6,076,1087

(The accompanying notes are an integral part of these financial statements)

F-4

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Cash flows

(Expressed in US dollars)

	For the year ended December 31, 2011 $	For the year ended December 31, 2010 $	Accumulated from January 10, 2006 (Date of Inception) to December 31, 2011 $

Cash Flow From Operating Activities

Net loss	(116,622)	(13,610)	(307,753)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation of intangible assets	50,260	–	50,260

Changes in operating assets and liabilities:

Accounts payable	(4,327)	–	3,243
Prepaid expenses	(2,498)	5,010	(2,498)

Net Cash Used In Operating Activities	(73,187)	(8,600)	(257,048)

Cash Flow From Investing Activities	–	–	–

Cash Flow From Financing Activities

Proceeds from related parties	15,796	8,600	45,702
Repayments of long-term debt	(95,376)	–	(95,376)
Common stock issued for cash	450,000	–	603,955

Net Cash Provided By Financing Activities	370,420	8,600	554,281

Increase in Cash	297,233	–	297,233

Cash – Beginning of Period	–	–	–

Cash – End of Period	297,233	–	297,233

Non-cash investing and financing activities

Debt forgiveness from related party	29,606	–	29,606
Common stock issued for intangible assets	5,750,000	–	5,750,000
Note payable issued for intangible assets	1,218,238	–	1,218,238

Supplemental Disclosures

Interest paid	29,664	–	29,664
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

F-5

1.

Nature of Operations and Continuance of Business

Ocean Electric Inc. (the “Company”) was incorporated in the State of Nevada on January 10, 2006. On October 27, 2009, the Company changed its name from Royal Equine Alliance Corp. to Gold Holding Corp., and on January 23, 2012, changed its name from Gold Holding Corp. to Ocean Electric Inc. The Company is a development stage company that plans to focus on alternative energy sources. The Company is a development stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of December 31, 2011, the Company has a working capital deficit of $127,684 and an accumulated deficit of $307,753.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31.

b)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)

Cash and cash equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

F-6

2.

Summary of Significant Accounting Policies (continued)

d)

Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

e)   Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, loan payable to related party and long-term debt.  Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of December 31, 2011 and 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

F-7

2.

Summary of Significant Accounting Policies (continued)

g)

Intangible Assets

Intangible assets are comprised of patents and licenses relating to wave energy and wind energy technology.  The intangible assets are externally acquired and are amortized straight-line over a useful life of fifteen years with zero residual value.

h)

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.   Intangible Assets

			December 31,	December 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Wave energy technology	1,218,238	19,803	1,198,434	–
Wind energy technology	5,750,000	30,457	5,719,543	–

	6,968,238	50,260	6,917,978	–

On October 3, 2011, the Company acquired all of the rights and patents to a wave energy technology developed by Hidroflot, S.A.  The purchase price is $1,400,000 for the technology, which is payable in thirty-three monthly installments, and has been recorded at the present value of $1,218,238, based on the present value of payments.

On December 13, 2011, the Company acquired all of the rights and patents to an off-shore wind energy technology developed by Green & Blue Sustainable Technologies.  The Company issued 25,000,000 common shares as full payment for the acquisition, with a market value of $5,750,000.

F-8

Estimated Amortization Expense	$

For the year ended December 31, 2012	464,549
For the year ended December 31, 2013	464,549
For the year ended December 31, 2014	464,549
For the year ended December 31, 2015	464,549
For the year ended December 31, 2016	464,549

4. Long Term Debt

As at December 31, 2011, the Company owed $1,122,862 (2010 - $nil) of debt relating to the acquisition of the wave energy technology, as noted in Note 3.  And, the debt is unsecured, due interest at 10% per annum.  The amount owing is payable in equal monthly installments as follows:

	Total Payment	Unrealized Interest	Principal

2012	$502,662	93,986	408,676
2013	512,712	50,710	462,002
2014	257,577	5,393	252,184

Total	$757,797	150,089	1,122,862

The repayment schedule for the note payable is accelerated to three equal monthly payments of the remaining outstanding amounts at such time where the Company generates $10,000,000 in direct revenues from the technology.

5.

Related Parties Transactions

a)

As at December 31, 2011, the Company owed $15,796 (2010 - $nil) to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at December 31, 2011, the Company owed $nil (2010 - $29,606) to the former President of the Company.  During the year ended December 31, 2011, the former President of the Company forgave all outstanding amounts owing and recorded as Additional Paid-in Capital.

c)

On October 3, 2011, the Company purchased the rights to a wave energy technology from Hidroflot, S.A., a company solely owned by the President of the Company, for $1,400,000 (see note 3 and 4).

d)

On December 13, 2011, the Company purchased the rights to an off-shore wind energy technology from Green& Blue Sustainable Technologies, a company solely owned by the President of the Company, for 25,000,000 common shares with a fair value of $5,750,000 (see note 3).

6.

Common Shares

a)

On September 15, 2011, the Company issued 4,500,000 common shares for proceeds of $450,000.  The shares carry a special restrictive covenant prohibiting any public sales or legend removals before March 31, 2013.

b)

On December 16, 2011, the Company issued 25,000,000 common shares with a market value of $5,750,000 to acquire an off-shore wind technology.

F-9

7.

Income Taxes

The Company has $310,478 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2027.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes.  As at December 31, 2011 and 2010, the Company had no uncertain tax positions.

	December 31, 2011 $	December 31, 2010 $

Net loss before taxes	116,622	13,610
Statutory rate	34%	34%

Computed expected tax recovery	39,651	4,627
Change in valuation allowance	(39,651)	(4,672)

Income tax provision	–	–

8.

Subsequent Events

On February 24, 2012, the Company increased the number of authorized common shares from 70,000,000 common shares to 250,000,000 common shares with a par value of $0.001 per share.

On March 26, 2012, the Company issued 1,400,000 common shares to Zenith Equity Group Ltd. pursuant to share subscriptions received.  The shares were issued at a price of $0.36 for cash consideration of $504,000.00.  The shares carry a special restrictive covenant prohibiting any public sales or legend removal before March 31, 2013

F-10

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2011.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in our financial reporting process and we utilize outside third party consultants.  We do not have a separately designated audit committee.  This weakness is due to our lack of excess working capital to hire additional staff.  To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

PLS CPAs, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control and Financial Reporting

During the quarter ended December 31, 2011 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors.  Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Ricardo Prats	48	Director, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer

The directors will serve as directors until our next shareholder meeting or until a successor is elected who accepts the position.  Officers hold their positions at the will of the Board of Directors.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Ricardo Prats, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Prats has been our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since December 31, 2011.  From May 2005 to present, Mr. Prats has been the owner and Chief Executive Officer of Hidroflot, S.A., a private company involved in wave renewables energies.  Mr. Prats also created and funded Asturflot, S.A. in 2008 and Ocean Electric de Cantabria, S.L. in 2009.  Both of these companies are subsidiaries of Hidroflot devoted to marine renewables energy production in the north coast of Spain.  In 2010, Mr. Prats, founded and is the sole shareholder of Green & Blue Sustainable Technologies, a private company whose aim was to develop a new wind energy turbine concept.  In 2011, Mr. Prats founded and is the sole shareholder of Green & Drive Electric, a private company who is devoted to the commercialization of electric vehicles for sustainable mobility.

Mr. Prats has received numerous awards throughout his illustrious career.  In 2008 Mr. Prats received the Excellence in Entrepreneurship Award in Energy in the Keiretsu Forum organized jointly with the Chamber of Commerce in Barcelona and American Chamber of Commerce in Spain.  In addition, Mr. Prats has received honorable mention in the VI International Congress of Engineering projects in Barcelona, Spain and a silver medal in Salon des Inventions de Genève in 2003.

Other than as disclosed above, our directors currently do not serve on the boards of other public companies.

Significant Employees

There are no individuals other than our executive officer who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

·

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·

 being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2011 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.  Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

As of December 31, 2011 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended December 31, 2011.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa tion ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Ricardo Prats, President, CEO, CFO, Secretary, Treasurer and Director (1)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Francisco Quiros Krum Former President, CEO, CFO, Secretary, Treasurer and Director (2)	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

(1)

Ricardo Prats is our President, CEO, CFO Secretary, Treasurer and a director.

(2)

Francisco Quiros Krum was a director and our President CEO, CFO Secretary, Treasurer and a director from June 9, 2011 to December 21, 2011.

Mr. Prats spends approximately 25% of his time on our business.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2011, we did not have any unexercised stock options held by any of our shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of April 3, 2012, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of April 3, 2012, there were 35,800,000 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (4)
Common	Ricardo Prats (1) 112 North Curry Street Carson City, Nevada 89703	25,000,000 (2)	69.8%
	All Executive Officers and Directors as a Group	25,000,000	69.8%
Common	Francisco Quiros Krum (3) Paraguay 3870 9º C 1428 Buenos Aires Argentina	3,500,000	9.8
Common	Zenith Equity Group Ltd. 3 Peterhouse Road Sutton, Macclesfield Cheshire, United Kingdom	5,900,000	16.5

(1)

Ricardo Prats is our President CEO, CFO Secretary, Treasurer and a Director.

(2)

Held by Green & Blue Sustainable Technologies

(3)

Francisco Quiros Krum was a director and our President CEO, CFO Secretary, Treasurer and a Director from June 9, 2011 to December 21, 2011.

(4)

Calculated based on issued and outstanding shares of 35,800,000 as April 3, 2012.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function.  It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.  Each of our directors is also is a senior officer of the company.

Compensation Committee Report

Our Board of Directors as a whole has revised and discussed the compensation discussion and analysis disclosed in this Form 10-K and based on this review and discussion, has determined that the disclosure be included in this annual report.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Change of Control

As of December 31, 2011 we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As at December 31, 2011, we owed $15,796 (2010 - $nil) to our former President.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As at December 31, 2011, we owed $nil (2010 - $29,606) to our former President.  During the year ended December 31, 2011, our former President forgave all outstanding amounts owing and recorded as Additional Paid-in Capital.

On October 3, 2011, we purchased the rights to a wave energy technology from Hidroflot, S.A., a company solely owned by our President, for $1,400,000.

On December 13, 2011, we purchased the rights to an off-shore wind energy technology from Green & Blue Sustainable Technologies, a company solely owned by our President, for 25,000,000 common shares with a fair value of $5,750,000.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of our total assets for the last fiscal year.

Director Independence

The OTC Bulletin Board on which our common shares are listed on does not have any director independence requirements.  We also do not have a definition of independence as our directors also hold positions executive officer positions with us.  Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regards to this definition.

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliott for the audit of our consolidated annual financial statements for the years ended December 31, 2010 and December 31, 2011 and any other fees billed for other services rendered PLS CPAs during that period.

Description of Service	Year ended December 31, 2011 ($)	Year ended December 31, 2010 ($)
Audit fees	9,500	7,600
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	9,500	7,600

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2011

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN ELECTRIC INC.

Date: April 5, 2012	By:	/s/ Ricardo Prats
Ricardo Prats
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ricardo Prats Ricardo Prats	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	April 5, 2012

