Form 10-Q
period 2012-03-31
Ocean Electric Inc.
filed 2012-05-10
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-52775

OCEAN ELECTRIC INC.

(Name of Small Business Issuer in its charter)

Nevada	20-4076559
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

112 North Curry Street Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

775-321-8216

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May10, 2012 the registrant had 55,800,000 shares of common stock outstanding.

OCEAN ELECTRIC INC.

2

PART I – FINANCIAL INFORMATION

Ocean Electric Inc.

(A Development Stage Company)

March 31, 2012

3

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Balance Sheets

(unaudited)

	March 31, 2012 $	December 31, 2011 $

ASSETS

Current Assets
Cash	651,748	297,233
Prepaid expenses	1,249	2,498

Total current assets	652,997	299,731

Other Assets
Intangible assets, net	6,801,841	6,917,978

Total Other Assets	6,801,841	6,917,978

Total Assets	7,454,838	7,217,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	9,040	2,943
Loan payable to related party	15,796	15,796
Current portion of long-term debt (Note 4)	421,502	408,676

Total Current Liabilities	446,338	427,415

Long- Term Liabilities

Long-term debt, net of current portion (Note 4)	603,581	714,186

Total long-term liabilities	603,581	714,186

Total Liabilities	1,049,919	1,141,601

STOCKHOLDERS’ EQUITY

Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share	35,800	34,400
Issued and outstanding: 35,800,000 and 34,400,000 common shares

Additional Paid-In Capital	6,852,061	6,349,461

Common shares issuable	1,500,000	–

Accumulated Deficit during the Development Stage	(1,982,942)	(307,753)

Total Stockholders’ Equity	6,404,919	6,076,108

Total Liabilities and Stockholders’ Equity	7,454,838	7,217,709

(The accompanying notes are an integral part of these financial statements)

F-1

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended March 31, 2012 $	For the three months ended March 31, 2011 $	Accumulated from January 10, 2006 (Date of Inception) to March 31, 2012 $

Revenues	–	–	4,000

Operating Expenses

Amortization	116,137	–	166,397
General and administrative	31,791	5,100	245,640
Management fees	1,500,000	–	1,500,000

Total Operating Expenses	1,647,928	5,100	1,912,037

Loss before other expense	(1,647,928)	(5,100)	(1,908,037)

Other Expense

Interest expense	(27,261)	–	(56,925)
Other expense	–	–	(17,980)

Total Other Expense	(27,261)	–	(74,905)

Net Loss	(1,675,189)	(5,100)	(1,982,942)

Net Loss per Share – Basic and Diluted	(0.05)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	34,492,308	4,900,000

(The accompanying notes are an integral part of these financial statements)

F-2

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Cash flows

(unaudited)

	For the three months ended March 31, 2012 $	For the three months ended March 31, 2011 $	Accumulated from January 10, 2006 (Date of Inception) to March 31, 2012 $

Cash Flow From Operating Activities

Net loss	(1,675,189)	(5,100)	(1,982,942)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	116,137	–	166,397
Imputed interest	27,261	–	56,925
Management fee	1,500,000		1,500,000

Changes in operating assets and liabilities:

Accounts payable	6,097	5,100	9,040
Prepaid expenses	1,249	–	(1,249)

Net Cash Used In Operating Activities	(24,445)	–	(251,829)

Cash Flow From Financing Activities

Proceeds from related parties	–	–	45,702
Repayments of note payable	(125,040)	–	(250,080)
Common stock issued for cash	504,000	–	1,107,955

Net Cash Provided By Financing Activities	378,960	–	903,577

Increase in Cash	354,515	–	651,748

Cash – Beginning of Period	297,233	–	–

Cash – End of Period	651,748	–	651,748

Supplemental Disclosures

Interest paid	27,261	–	56,925
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

F-3

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of March 31, 2012, the Company has working capital of $206,659 and an accumulated deficit of $1,982,942.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)

Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

F-4

2.

Summary of Significant Accounting Policies (continued)

e)

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

f)

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of March 31, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

F-5

2.

Summary of Significant Accounting Policies (continued)

h)

Intangible Assets

Intangible assets are comprised of patents and licenses relating to wave energy and wind energy technology.  The intangible assets are externally acquired and are amortized straight-line over a useful life of fifteen years with zero residual value.

i)

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

j)

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

3.      Intangible Assets

			March 31,	December 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Wave energy technology	1,218,238	40,107	1,178,131	1,198,435
Wind energy technology	5,750,000	126,290	5,623,710	5,719,543

	6,968,238	166,397	6,801,841	6,917,978

On October 3, 2011, the Company acquired all of the rights and patents to a wave energy technology developed by Hidroflot, S.A.  The purchase price is $1,400,000 for the technology, which is payable in thirty-three monthly installments, and has been recorded at the present value of $1,218,238, based on the present value of payments.

On December 13, 2011, the Company acquired all of the rights and patents to an off-shore wind energy technology developed by Green& Blue Sustainable Technologies.  The Company issued 25,000,000 common shares as full payment for the acquisition, with a market value of $5,750,000.

F-6

3.        Intangible Assets (continued)

Estimated Amortization Expense	$

For the year ended December 31, 2012	464,549
For the year ended December 31, 2013	464,549
For the year ended December 31, 2014	464,549
For the year ended December 31, 2015	464,549
For the year ended December 31, 2016	464,549
After December 31, 2016	4,479,096
Total	6,801,841

4.         Long-Term Debt

As at March 31, 2012, the Company owed $1,025,083 (2011 - $1,122,862) of debt relating to the acquisition of the wave energy technology, as noted in Note 3.  The amount owing is payable in equal monthly installments as follows:

	Total Payment	Unrealized Interest	Principal
	$	$	$

2012	377,622	66,723	310,899
2013	512,721	50,719	462,002
2014	259,577	7,395	252,182

Total	1,149,920	124,837	1,025,083

The repayment schedule for the note payable is accelerated to three equal monthly payments of the remaining outstanding amounts at such time where the Company generates $10,000,000 in direct revenues from the technology.

The Company is required to make the following principal repayments on the long-term debt:

$

2012	310,898
2013	462,002
2014	252,183

Total	1,025,083

5.     Related Party Transactions

a)

As at March 31, 2012, the Company owed $15,796 (2011 - $15,796) to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

On October 3, 2011, the Company purchased the rights to a wave energy technology from Hidroflot, S.A., a company solely owned by the President of the Company, for $1,400,000 (see note 3).

c)

On December 13, 2011, the Company purchased the rights to an off-shore wind energy technology from Green & Blue Sustainable Technologies, a company solely owned by the President of the Company, for 25,000,000 common shares with a fair value of $5,750,000 (see note 3).

6.     Common Shares

a)

On February 24, 2012, the Company increased the number of common shares authorized from 75,000,000 common shares to 250,000,000 common shares.

b)

On March 26, 2012, the Company issued 1,400,000 common shares for proceeds of $502,600.

c)

On April 27, 2012, the Company issued 20,000,000 shares with a fair value of $6,000,000 to the President of the Company for management fees for the period of January 1, 2012 to December 31, 2012.  The Company recorded $1,500,000 as management fee for 1st quarter and common stock issuable.

7.

Subsequent events

a)

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152, to be paid according to the following schedule:

•

50% ($197,576) upon signing of the agreement,

•

25% ($98,788) prior to commencement of animation, and

•

25% ($98,788) on delivery of the final video project.

b)

On April 27, 2012, the Company issued 20,000,000 shares with a fair value of $6,000,000 to the President of the Company for management fees for the period of January 1, 2012 to December 31, 2012.

F-7

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

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $651,748 and a working capital surplus of $206,659.  As of March 31, 2012 our accumulated deficit was $1,982,942.  For the three months ended March 31, 2012 our net loss was $1,675,189 compared to a net loss $5,100 during the same period in 2011.  This increase was due to an increase in management fees and amortization.

4

We used net cash of $24,445 in operating activities for the three months ended March 31, 2012 compared to using net cash of $nil in operating activities for the same period in 2011.  We did not use any money in investing activities for the three months ended March 31, 2012 or the same period ending in 2011.  We received net cash of $378,960 from financing activities for the three months ended March 31, 2012 compared to $nil in financing operating activities for the same period in 2011.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at March 31, 2012, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and from inception to March 31, 2012.

Limited Revenues

Since our inception on January 10, 2006 to March 31, 2012, we have earned limited revenue of $4,000.  As of March 31, 2012, we have an accumulated deficit of $1,982,942 and we did not earn any revenues during the three months ending on March 31, 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $1,675,189 for the three months ended March 31, 2012, compared to a net loss of $5,100 for the same period in 2011.  This increase in net loss was due to an increase in management fees and amortization.  From inception on January 10, 2006 to March 31, 2012, we have incurred a net loss of $1,982,942.  Our basic and diluted loss per share was $0.05 for the three months ended March 31, 2012, and $0.00 for the same period in 2011.

Expenses

Our total operating expenses increased from $5,100 to $1,647,928 for the three months ended March 31, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher management fees and amortization.  Since our inception on January 10, 2006 to March 31, 2012, we have incurred total operating expenses of $1,908,037.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

5

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of March 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of March 31, 2012, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of March 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of May 9, 2012 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

7

ITEM 6.  EXHIBITS

Exhibit	Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OCEAN ELECTRIC INC.
(REGISTRANT)

Date: May 10, 2012	/s/ Ricardo Prats
Ricardo Prats
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)
8