Form 10-Q
period 2012-06-30
Ocean Electric Inc.
filed 2012-08-16
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2012 the registrant had 55,800,000 shares of common stock outstanding.

OCEAN ELECTRIC INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	3
	Balance Sheets
	Statements of Operations
	Statements of Cash Flows
	Notes to Financial Statements
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4.	Controls and Procedures	6

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other information	7
Item 6.	Exhibits	8

2

PART I - FINANCIAL INFORMATION

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

June 30, 2012

3

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Balance Sheets

(unaudited)

	June 30, 2012 $	December 31, 2011 $

ASSETS

Current Assets
Cash	741,765	297,233
Prepaid expenses	3,000,000	2,498

Total current assets	3,741,765	299,731

Construction in process	197,576	0
Other Assets
Intangible assets, net	6,685,704	6,917,978

Total Other Assets	6,685,704	6,917,978

Total Assets	10,625,045	7,217,709

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	15,162	2,943
Loan payable to related party	15,796	15,796
Current portion of long-term debt (Note 5)	434,651	408,676

Total Current Liabilities	465,609	427,415

Long- Term liabilities

Long-term debt, net of current portion (Note 5)	940,189	714,186

Total long-term liabilities	940,189	714,186

Total Liabilities	1,405,798	1,141,601

STOCKHOLDERS’ EQUITY

Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share	55,800	34,400
Issued and outstanding: 55,800,000 and 34,400,000 common shares, respectively.

Additional Paid-In Capital	12,832,061	6,349,461

Accumulated Deficit during the Development Stage	(3,668,614)	(307,753)

Total Stockholders’ Equity	9,219,247	6,076,108

Total Liabilities and Stockholders’ Equity	10,625,045	7,217,709

(The accompanying notes are an integral part of these financial statements)

F-1

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended June 30, 2012 $	For the three months ended June 30, 2011 $	For the six months ended June 30, 2012 $	For the six months ended June 30, 2011 $	Accumulated from January 10, 2006 (Date of Inception) to June 30, 2012 $

Revenues	–	–		–	4,000

Operating Expenses

Amortization	116,137	–	232,274	–	282,534
General and administrative	44,565	3,525	76,356	8,625	290,205
Management fees	1,500,000	–	3,000,000	–	3,000,000

Total Operating Expenses	1,660,702	3,525	3,308,630	8,625	3,572,739

Loss before Other Income (Expenses)	(1,660,702)	(3,525)	(3,308,630)	(8,625)	(3,568,739)

Other Income (Expenses)

Debt forgiveness	–	29,906	–	29,906	–
Interest expense	(24,969)	–	(52,230)	–	(81,895)
Other expense	–	–	–	–	(17,980)

Total Other Expense	(24,969)	29,906	(52,230)	29,906	(99,875)

Net Income (Loss)	(1,685,671)	26,381	(3,360,860)	21,281	(3,668,614)

Net income (Loss) per Share – Basic and Diluted	(0.03)	0.01	(0.08)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	50,085,714	4,900,000	42,289,011	4,900,000

(The accompanying notes are an integral part of these financial statements)

F-2

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Cash flows

(unaudited)

	For the six months ended June 30, 2012 $	For the six months ended June 30, 2011 $	Accumulated from January 10, 2006 (Date of Inception) to June 30, 2012 $

Cash Flow From Operating Activities

Net loss	(3,360,860)	21,281	(3,668,614)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	232,274	–	282,534
Imputed interest	52,058	–	81,722
Shares issued for services	3,000,000	–	3,000,000

Changes in operating assets and liabilities:

Accounts payable	12,218	(7,471)	15,162
Prepaid expenses	2,498	–	–

Net Cash Used In Operating Activities	(61,812)	13,810	(289,196)

Cash Flow From Investing Activities

Acquisition of assets	(197,576)	–	(197,576)

Net Cash Used In Investing Activities	(197,576)	–	(197,576)

Cash Flow From Financing Activities

Proceeds from related parties	–	–	45,702
Repayment to related parties	–	(13,810)	–
Proceeds from loan payable	450,000		450,000
Repayments of note payable	(250,080)	–	(375,120)
Common stock issued for cash	504,000	–	1,107,955

Net Cash Provided By (Used In) Financing Activities	703,920	(13,810)	1,228,537

Increase in Cash	444,532	–	741,765

Cash – Beginning of Period	297,233	–	–

Cash – End of Period	741,765	–	741,765

Non-cash investing and financing activities

Debt forgiveness from related party	–	–	29,606
Common stock issued for intangible assets	–	–	5,750,000
Note payable issued for intangible assets	–	–	1,218,238
Common stock issued for service	6,000,000		6,000,000

Supplemental Disclosures

Interest paid	52,058–	–	81,723
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of June 30, 2012, the Company has working capital of $3,276,157 and an accumulated deficit of $3,668,614.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of June 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)

Construction in Process

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152.  As at June 30, 2012, the Company incurred $197,576 on the project.

i)

Intangible Assets

Intangible assets are comprised of patents and licenses relating to wave energy and wind energy technology.  The intangible assets are externally acquired and are amortized straight-line over a useful life of fifteen years with zero residual value.

j)

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

k)

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

F-5

3.

Prepaid Expense

On April 27, 2012, the Company issued 20,000,000 shares with a fair value $6,000,000, to the director for serviced provided and to be provided from January 1, 2012 to December 31, 2012.  As at June 30, 2012, the Company had $3,000,000 in prepaid expenses.

4.

Intangible Assets

			June 30,	December 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Wave energy technology	1,218,238	60,411	1,157,827	1,198,435
Wind energy technology	5,750,000	222,123	5,527,877	5,719,543

	6,968,238	282,534	6,685,704	6,917,978

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

Estimated Amortization Expense	$

For the year ended December 31, 2012	464,549
For the year ended December 31, 2013	464,549
For the year ended December 31, 2014	464,549
For the year ended December 31, 2015	464,549
For the year ended December 31, 2016	464,549
After December 31, 2016	4,362,959
Total	6,685,704

5.

Long-Term Debt

	June 30, 2012	December 31, 2012
Loan payable	$1,374,840	$1,122,862
Less: Current portion	(434,651)	(714,186)
	$940,189	$591,324

On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group providing for a loan of $450,000.  The loan will accrue simple interest of 3% on the outstanding principal amount and to be repaid in full due on or before June 27, 2015.  As at June 30, 2012, the loan amount is $450,000 (2011 - $nil) and accrued interest is $173.

As at June 30, 2012, the Company owed $924,840 (2011 - $1,122,862) of debt relating to the acquisition of the wave energy technology, as noted in Note 3.  The amount owing is payable in equal monthly installments as follows:

	Total Payment	Unrealized Interest	Principal
	$	$	$

2012	252,583	41,927	210,656
2013	425,991	50,719	375,272
2014	346,307	7,395	338,912

Total	1,024,881	100,041	924,840

The repayment schedule for the note payable is accelerated to three equal monthly payments of the remaining outstanding amounts at such time where the Company generates $10,000,000 in direct revenues from the technology.

F-6

5.

Long-Term Debt (continued)

The Company is required to make the following principal repayments on the long-term debt:

$

2012	210,656
2013	375,272
2014	338,912
2015	450,000

Total	1,374,840

6.

Related Party Transactions

a)

As at June 30, 2012, the Company owed $15,796 (2011 - $15,796) to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

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

d)

On April 27, 2012, the Company issued 20,000,000 shares with a fair value of $6,000,000 to the director for serviced provided and to be provided from January 1, 2012 to December 31, 2012

7.

Share Capital

a)

On February 24, 2012, the Company increased the number of common shares authorized from 75,000,000 common shares to 250,000,000 common shares.

b)

On March 26, 2012, the Company issued 1,400,000 common shares for proceeds of $502,600.

c)

On April 27, 2012, the Company issued 20,000,000 common shares with a fair value of $6,000,000 to the President of the Company for management fees.

8.

Commitments

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152, to be paid according to the following schedule

·

50% ($197,576) upon signing of the agreement (paid);

·

25% ($98,788) prior to commencement of animation; and

·

25% ($98,788) on delivery of the final video project.

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

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $741,765 and a working capital surplus of $3,276,157.  As of June 30, 2012 our accumulated deficit was $3,668,614.  For the six months ended June 30, 2012 our net loss was $3,360,860 compared to a net income $21,281 during the same period in 2011.  This increase was due to an increase in management fees and amortization.

We used net cash of $61,812 in operating activities for the six months ended June 30, 2012 compared to proceeding net cash of $13,810 in operating activities for the same period in 2011.  We used net cash of $197,576 in investing activities for the six months ended June 30, 2012 compared to $nil for the same period ending in 2011.  We received net cash of $703,920 from financing activities for the six months ended June 30, 2012 compared to $13,810 repayment in financing activities for the same period in 2011.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at June 30, 2012, have an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and from inception to June 30, 2012.

Limited Revenues

Since our inception on January 10, 2006 to June 30, 2012, we have earned limited revenue of $4,000.  As of June 30, 2012, we have an accumulated deficit of $3,668,614 and we did not earn any revenues during the three months ending on June 30, 2012. At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $1,685,671 for the three months ended June 30, 2012, compared to a net income of $26,381 for the same period in 2011.  This increase in net loss was due to an increase in management fees and amortization.  From inception on January 10, 2006 to June 30, 2012, we have incurred a net loss of $3,668,614.  Our basic and diluted net income (loss) per share was ($0.03) for the three months ended June 30, 2012, and $0.01 for the same period in 2011.

Expenses

Our total operating expenses increased from $3,525 to $1,660,702 for the three months ended June 30, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher management fees and amortization.  Since our inception on January 10, 2006 to June 30, 2012, we have incurred total operating expenses of $3,572,739.

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Limited Revenues

We did not earn any revenues during the six months ending on June 30, 2012, nor did we earn any revenues earned during the same period in 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Income/Loss

We had a net loss of $3,360,860 for the six months ended June 30, 2012, compared to a net income of $21,281, for the same period in 2011.  This increase in net loss was mostly due to higher management fees and amortization.  Our basic and diluted net income (loss) per share was ($0.08) for the six months ended June 30, 2012, and $0.00 for the same period in 2011.

Expenses

Our total operating expenses increased from $8,625 to $3,308,630 for the six months ended June 30, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher management fees and amortization.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of June 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of June 30, 2012, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of June 30, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of August 13, 2012 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

OCEAN ELECTRIC INC.
(REGISTRANT)

Date: August 16, 2012	/s/ Ricardo Prats
Ricardo Prats
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

