Form 10-K/A
period 2011-12-31
Ocean Electric Inc.
filed 2012-08-24
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes o  No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of May 31, 2011: $350,000.00

As of April 3, 2012 the registrant’s outstanding stock consisted of 35,800,000 common shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-Kfor the fiscal year ended December 31, 2011, which the Registrant previously filed with the Securities and Exchange Commission on April 5, 2012 (the “Original Filing”). The Registrant is filing this Amendment in response to a comment letter received from the Commission. The Registrant amended the Original filing to updated its financial statements to reflect the acquisition cost of the off-shore wind energy technology to be valued at the transferor’s historical cost.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

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

We have only recently begun our current operations, have earned nominal revenues and have accumulated a net loss of $279,720 from January 10, 2006 (date of inception) to December 31, 2011.

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

Operating Expenses and Net Loss

During the year ended December 31, 2011, we incurred operating expenses of  $58,925 compared with operating expenses of $13,610 during the year ended December 31, 2010.  The increase in operating expenses was attributed to increases in professional fees and general and administrative costs with respect to the acquisition of the intangible assets and amortization of acquired intangible assets of $22,227 .

For the year ended December 31, 2011, we incurred a net loss of  $88,589 compared with a net loss of $13,610 for the year ended December 31, 2010.  In addition to operating expenses, we also incurred $29,664 of interest expense relating to the debt from the acquisition of the intangible assets, which is unsecured, due interest at 10% per annum, and is payable in equal monthly installment.

Liquidity and Capital Resources

As at December 31, 2011, we had a cash balance of $297,233 and total assets of  $1,953,342 compared with $nil of cash and total assets as at December 31, 2010.  The increase in cash was due to proceeds received from the issuance of common shares and the increase in total assets was due to the acquisition of intangible assets of $1,653,611 .

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

As at December 31, 2011, we had a working capital deficit of $127,684 compared with a working capital  deficit of $37,176 as at December 31, 2010.  The increase in working capital deficit was due to the use of cash for operating activity that was not replaced by any new financing activity during the year.

During the year ended December 31, 2011, we issued 4,500,000 common shares for proceeds of $450,000 and issued 25,000,000 common shares with a fair value of  $432,600 relating to the acquisition of intangible assets.  On February 24, 2012, our Board of Directors increased our authorized capital of common shares from 70,000,000 common shares to 250,000,000 common shares, with no change in par value.

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

Notes to the Financial Statements

F-8

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Ocean Electric Inc.

We have audited the accompanying balance sheets of Ocean Electric Inc. (A Development Stage “Company”) as of December 31, 2011 and 2010 and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended December 31, 2011 and 2010, and for the period from January 10, 2006 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Electric Inc. as of December 31, 2011 and 2010, and the result of its operations and its cash flows for the years then ended December 31, 2011 and 2010 and for the period from January 10, 2006 (inception) to December 31, 2011 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

April 5, 2012 (except as to Notes 3 and 8 which are as August 23, 2012)

San Diego, CA. 92111

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	December 31, 2011 $	December 31, 2010 $
	(Restated – Note 8)

ASSETS

Current Assets
Cash	297,233	–
Prepaid expenses	2,498	–

Total current assets	299,731

Other Assets
Intangible assets, net	1,653,611	–
Total Other Assets	1,653,611	–

Total Assets	1,953,342	–

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	2,943	7,570
Loan payable to related party	15,796	29,606
Current portion of long-term debt (Note 4)	408,676	–

Total Current Liabilities	427,415	37,176

Long-Term Liabilities

Long-term debt, net of current portion (Note 4)	714,186	–
Total long-term liabilities	714,186	–

Total Liabilities	1,141,601	37,176

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 70,000,000 common shares with a par value of $0.001 per share	34,400	4,900
Issued and outstanding: 34,400,000 and 4,900,000 common shares

Additional Paid-In Capital	1,057,061	149,055

Accumulated Deficit during the Development Stage	(279,720)	(191,131)

Total Stockholders’ Equity (Deficit)	811,741	(37,176)

Total Liabilities and Stockholders’ Equity (Deficit)	1,953,342	–

(The accompanying notes are an integral part of these financial statements)

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Operations

(Expressed in US dollars)

	For the year ended December 31, 2011 $	For the year ended December 31, 2010 $	Accumulated from January 10, 2006 (Date of Inception) to December 31, 2011 $

Revenues	–	–	4,000

Operating Expenses

Amortization	22,227	–	22,227
General and administrative	36,698	13,610	213,849

Total Operating Expenses	58,925	13,610	236,076

(Loss) From Operations	(58,925)	(13,610)	(232,076)

Other Income (Expense)

Interest expense	(29,664)	–	(29,664)
Other expense	–	–	(17,980)
Total Other Income (Loss)	(29,664)	–	(47,644)

Net Loss	(88,589)	(13,610)	(279,720)
Net Loss per Share – Basic and Diluted	(0.02)	(0.00)
Weighted Average Shares Outstanding – Basic and Diluted	5,680,274	4,900,000

(The accompanying notes are an integral part of these financial statements)

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

From January 10, 2006 (Date of Inception) to December 31, 2011

(Expressed in US dollars)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$

Balance – January 10, 2006 (Date of Inception)	–	–	–	–	–

Common stock issued for cash at $0.03 per share	3,800,000	3,800	95,155	–	98,955

Common stock issued for cash at $0.05 per share	1,100,000	1,100,	53,900	–	55,000

Net loss for the period	–	–	–	(96,645)	(96,645)
	–	–
Balance – December 31, 2006	4,900,000	4,900	149,055	(96,645)	57,310

Net loss for the year	–	–	–	(34,639)	(34,639)
	–	–
Balance – December 31, 2007	4,900,000	4,900	149,055	(131,284)	22,671

Net loss for the year	–	–	–	(34,127)	(34,127)
	–	–
Balance – December 31, 2008	4,900,000	4,900	149,055	(165,411)	(11,456)

Net loss for the year	–	–	–	(12,110)	(12,110)
	–	–
Balance – December 31, 2009	4,900,000	4,900	149,055	(177,521)	(23,566)

Net loss for the year	–	–	–	(13,610)	(13,610)
	–	–
Balance – December 31, 2010	4,900,000	4,900	149,055	(191,131)	(37,176)

Common stock issued for cash at $0.10 per share	4,500,000	4,500	445,500	–	450,000

Common stock issued for intangible asset	25,000,000	25,000	432,600	–	457,600

Forgiveness of related party debt	–	–	29,906	–	29,906

Net loss for the year	–	–	–	(88,589)	(88,589)
	–	–
Balance – December 31, 2011	34,400,000	34,400	1,057,061	(279,720)	811,741

(The accompanying notes are an integral part of these financial statements)

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Cash flows

(Expressed in US dollars)
	For the year ended December 31, 2011 $	For the year ended December 31, 2010 $	Accumulated from January 10, 2006 (Date of Inception) to December 31, 2011 $

Cash Flow From Operating Activities

Net loss	(88,589)	(13,610)	(279,720)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation of intangible assets	22,227	–	22,227

Changes in operating assets and liabilities:

Accounts payable	(4,327) )	–	2,943
Prepaid expenses	(2,498)	5,010	(2,498)

Net Cash Used In Operating Activities	(73,187)	(8,600)	(257,048)

Cash Flow From Investing Activities	–	–	–

Cash Flow From Financing Activities

Proceeds from related parties	15,796	8,600	45,702
Repayments of note payable	(95,376)	–	(95,376)
Common stock issued for cash	450,000	–	603,955

Net Cash Provided By Financing Activities	370,420	8,600	554,281

Increase in Cash	297,233	–	297,233

Cash – Beginning of Period	–	–	–

Cash – End of Period	297,233	–	297,233

Non-cash investing and financing activities

Debt forgiveness from related party	29,606	–	29,606
Common stock issued for intangible assets	457,600	–	457,600
Note payable issued for intangible assets	1,218,238	–	1,218,238

Supplemental Disclosures

Interest paid	29,664	–	29,664
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2011, the Company has a working capital deficit of $127,684 and an accumulated deficit of $279,720. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     2.     Summary of Significant Accounting Policies (continued)

d)    Basic and Diluted Net Loss per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

      3.       Intangible Assets

			December 31,	December 31,
			2011	2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Wave energy technology	1,218,238	19,803	1,198,435	–
Wind energy technology	457,600	2,424	455,176	–

	1,675,838	22,227	1,653,611	–

On October 3, 2011, the Company acquired all of the rights and patents to a wave energy technology developed by Hidroflot, S.A. The purchase price is $1,400,000 for the technology, which is payable in thirty-three monthly installments, and has been recorded at the present value of $1,218,238, based on the present value of payments.

On December 13, 2011, the Company acquired all of the rights and patents to an off-shore wind energy technology developed by Green & Blue Sustainable Technologies. The Company issued 25,000,000 common shares as full payment for the acquisition, with the historical cost of $457,600.

      3.     Intangible Assets (continued)

Estimated Amortization Expense	$

For the year ended December 31, 2012	111,724
For the year ended December 31, 2013	111,724
For the year ended December 31, 2014	111,724
For the year ended December 31, 2015	111,724
For the year ended December 31, 2016	111,724

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

4.       Related Parties Transactions

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

d)       On December 13, 2011, the Company purchased the rights to an off-shore wind energy technology from Green & Blue Sustainable Technologies, a company solely owned by the President of the Company, for 25,000,000 common shares with the historical cost of $457,600 (see note 3).

5.       Common Shares

a)       On September 15, 2011, the Company issued 4,500,000 common shares for proceeds of $450,000. The shares carry a special restrictive covenant prohibiting any public sales or legend removals before March 31, 2013.

b)       On December 16, 2011, the Company issued 25,000,000 common shares at a value of $457,600 to acquire an off-shore wind technology.

6.       Income Taxes

The Company has $279,720 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2027.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2011 and 2010, the Company had no uncertain tax positions.

	December 31, 2011 $	December 31, 2010 $

Net loss before taxes	88,589	13,610
Statutory rate	34%	34%

Computed expected tax recovery	30,120	4,627
Change in valuation allowance	(30,120)	(4,672)

Income tax provision	–	–

7.       Subsequent Events

On February 24, 2012, the Company increased the number of authorized common shares from 70,000,000 common shares to 250,000,000 common shares with a par value of $0.001 per share.

8.       Restatement

The Company has restated its financial statements as at December 31, 2011 and for the year then ended to reflect the acquisition cost of the off-shore wind energy technology to be valued at the transferor’s historical cost.  The effect of the restatement decreased total assets by $5,264,367 and increased decreased the net loss for the year ended December 31, 2011 by $28,033.

a)       Balance sheet

	As at December 31, 2011
	As Reported $	Adjustment $	As Restated $

Other Assets

Intangible assets, net	6,917,978	(5,264,367)	1,653,611

Total Assets	7,217,709	(5,264,367)	1,953,342

Shareholders’ Equity

Additional paid-in capital	6,349,461	(5,292,400)	1,057,061
Deficit	(307,753)	28,033	(279,720)

Total Liabilities and Shareholders’ Equity	7,217,709	(5,264,367)	1,953,342

b)       Statement of operations

	For the Year Ended December 31, 2011
	As Reported $	Adjustment $	As Restated $

Amortization	50,260	(28,033)	22,227

Net loss	(116,622)	(28,033)	(88,589)

c)       Statement of Cashflows

	For the Year Ended December 31, 2011
	As Reported $	Adjustment $	As Restated $

Net loss	(116,622)	28,033	(88,589)
Depreciation of intangible assets	50,260	(28,033)	22,227

Net Cash Used in Operating Activities	(73,187)	–	(73,187)

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

On December 13, 2011, we purchased the rights to an off-shore wind energy technology from Green & Blue Sustainable Technologies, a company solely owned by our President, for 25,000,000 common shares with a of $457,600.

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

OCEAN ELECTRIC INC.

Date: August 23, 2012	By:	/s/ Ricardo Prats
Ricardo Prats
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ricardo Prats Ricardo Prats	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director	August 23, 2012

