Form 10-Q/A
period 2012-03-31
Ocean Electric Inc.
filed 2012-08-24
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendement No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, which the Registrant previously filed with the Securities and Exchange Commission on May 8, 2012 (the “Original Filing”).  The Registrant is filing this Amendment to disclose that both disclosure controls and internal controls over financial reporting at March 31, 2012 were determined to be ineffective as well as updated its financial statements to reflect the acquisition cost of the off-shore wind energy technology to be valued at the transferor’s historical cost.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

OCEAN ELECTRIC INC.

2

PART I – FINANCIAL INFORMATION

Ocean Electric Inc.

(A Development Stage Company)

March 31, 2012

3

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Balance Sheets

(unaudited)

March 31, 2012 $	December 31, 2011 $

(Restated – Note 8)

ASSETS

Current Assets

Cash

651,748	297,233

Prepaid expenses

1,249	2,498

Total current assets

652,997	299,731

Other Assets

   Intangible assets, net (Note 3)

1,625,680	1,653,611

Total Other Assets

1,625,680	1,653,611

Total Assets

2,278,677	1,953,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities

9,040	2,943

Loan payable to related party

15,796	15,796

Current portion of long-term debt (Note 4)

421,502	408,676

Total Current Liabilities

446,338	427,415

Long-Term Liabilities

Long-term debt, net of current portion (Note 4)

603,581	714,186

Total long-term liabilities

603,581	714,186

Total Liabilities

1,049,919	1,141,601

STOCKHOLDERS’ EQUITY

Preferred Stock

Authorized: 5,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding: nil preferred shares

–	–

Common Stock

Authorized: 250,000,000 common shares with a par value of $0.001 per share

35,800	34,400

Issued and outstanding: 35,800,000 and 34,400,000 common shares

Additional Paid-In Capital

1,559,661	1,057,061

Common shares issuable

1,500,000	–

Accumulated Deficit during the Development Stage

(1,866,703)	(279,720)

Total Stockholders’ Equity

1,228,758	811,741

Total Liabilities and Stockholders’ Equity

2,278,677	1,953,342

(The accompanying notes are an integral part of these financial statements)

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended March 31, 2012 $	For the three months ended March 31, 2011 $	Accumulated from January 10, 2006 (Date of Inception) to March 31, 2012 $

	(Restated – Note 8)

Revenues

	–	–	4,000

Operating Expenses

Amortization	27,931	–	50,158
General and administrative	31,791	5,100	245,640
Management fees	1,500,000	–	1,500,000

Total Operating Expenses	1,559,722	5,100	1,795,798

Loss before other expense

	(1,559,722)	(5,100)	(1,791,798)

Other Expense

Interest expense

	(27,261)	–	(56,925)

Other expense

	–	–	(17,980)

Total Other Expense

	(27,261)	–	(74,905)

Net Loss

	(1,586,983)	(5,100)	(1,866,703)

Net Loss per Share – Basic and Diluted	(0.05)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	34,492,308	4,900,000

(The accompanying notes are an integral part of these financial statements)

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Cash flows

(unaudited)

	For the three months ended March 31, 2012 $	For the three months ended March 31, 2011 $	Accumulated from January 10, 2006 (Date of Inception) to March 31, 2012 $

	(Restated – Note 8)

Cash Flow From Operating Activities

Net loss	(1,586,983)	(5,100)	(1,866,703)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	27,931	–	50,158
Imputed interest	27,261	–	56,925
Management Fee	1,500,000		1,500,000
Changes in operating assets and liabilities:

Accounts payable	6,097	5,100	9,040
Prepaid expenses	1,249	–	(1,249)

Net Cash Used In Operating Activities	(24,445)	–	(251,829)

Cash Flow From Financing Activities

Proceeds from related parties	–	–	45,702
Repayments of note payable	(125,040)	–	(250,080)
Common stock issued for cash	504,000		1,107,955

Net Cash Provided By Financing Activities	378,960	–	93,577

Increase in Cash	354,515	–	651,748

Cash – Beginning of Period	297,233	–	–

Cash – End of Period	651,748	–	651,748

Supplemental Disclosures

Interest paid	27,261	–	56,925
Income tax paid	–	–	–

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2012, the Company has working capital of $206,659 and an accumulated deficit of $1,866,703. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.     Summary of Significant Accounting Policies(continued)

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

3.       Intangible Assets

			March 31,	December 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Wave energy technology	1,218,238	40,107	1,178,131	1,198,435
Wind energy technology	457,600	10,051	447,549	455,176

	1,675,838	50,158	1,625,680	1,653,611

On October 3, 2011, the Company acquired all of the rights and patents to a wave energy technology developed by Hidroflot, S.A. The purchase price is $1,400,000 for the technology, which is payable in thirty-three monthly installments, and has been recorded at the present value of $1,218,238, based on the present value of payments.

On December 13, 2011, the Company acquired all of the rights and patents to an off-shore wind energy technology developed by Green& Blue Sustainable Technologies. The Company issued 25,000,000 common shares as full payment for the acquisition, with a historical cost of $457,600.

3.       Intangible Assets(continued)

Estimated Amortization Expense	$

For the year ended December 31, 2012	83,793
For the year ended December 31, 2013	111,724
For the year ended December 31, 2014	111,724
For the year ended December 31, 2015	111,724
For the year ended December 31, 2016	111,724
After December 31, 2016	1,094,991
Total	1,625,680

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

c)       On December 13, 2011, the Company purchased the rights to an off-shore wind energy technology from Green & Blue Sustainable Technologies, a company solely owned bythe President of the Company, for 25,000,000 common shares with a historial cost of $457,600 (see note 3).

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

7.     Subsequent events

a) On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152, to be paid according to the following schedule:

·         50% ($197,576) upon signing of the agreement,

·         25% ($98,788) prior to commencement of animation, and

·         25% ($98,788) on delivery of the final video project.

b)    On April 27, 2012, the Company issued 20,000,000 shares with a fair value of $6,000,000 to the President of the Company for management fees.

8.       Restatement

The Company has restated its financial statements as at March 31, 2012 and for the three months then ended to reflect the acquisition cost of the off-shore wind energy technology to be valued at the transferor’s historical cost.  The effect of the restatement decreased total assets by $5,176,161 and decrease net loss for the three months ended March 31, 2012 by $88,206.

a)       Balance sheet

	As at March 31, 2012
	As Reported $	Adjustment $	As Restated $

Other Assets

Intangible assets, net	6,801,841	(5,176,161)	1,625,680

Total Assets	7,454,838	(5,176,161)	2,278,677

Shareholders’ Equity

Additional paid-in capital	6,852,061	(5,292,400)	1,559,661
Deficit	(1,982,942)	116,239	(1,866,703)

Total Liabilities and Shareholders’ Equity	7,454,838	(5,176,161)	2,278,677

b)       Statement of operations

	For the Three Months Ended March 31, 2012
	As Reported $	Adjustment $	As Restated $

Amortization	116,137	(88,206)	27,931

Net loss	(1,675,189)	(88,206)	(1,586,983)

c)       Statement of Cashflows

	For the Three Months Ended March 31, 2012
	As Reported $	Adjustment $	As Restated $

Net loss	(1,675,189)	88,206	(1,586,983)
Depreciation of intangible assets	116,137	(88,206)	27,931

Net Cash Used in Operating Activities	(24,445)	–	(24,445)

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

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $651,748 and a working capital surplus of $206,659.  As of March 31, 2012 our accumulated deficit was $ 1,866,703 .  For the three months ended March 31, 2012 our net loss was  $1,586,983 compared to a net loss $5,100 during the same period in 2011.  This increase was due to an increase in management fees and amortization.

4

We used net cash of $ 24,445 in operating activities for the three months ended March 31, 2012 compared to using net cash of $nil in operating activities for the same period in 2011.  We did not use any money in investing activities for the three months ended March 31, 2012 or the same period ending in 2011.  We received net cash of $ 378,960 from financing activities for the three months ended March 31, 2012 compared to $nil in financing operating activities for the same period in 2011.

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

Limited Revenues

Since our inception on January 10, 2006 to March 31, 2012, we have earned limited revenue of $4,000.  As of March 31, 2012, we have an accumulated deficit of $ 1,866,703 and we did not earn any revenues during the three months ending on March 31, 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $ 1,586,983 for the three months ended March 31, 2012, compared to a net loss of $5,100 for the same period in 2011.  This increase in net loss was due to an increase in management fees and amortization.  From inception on January 10, 2006 to March 31, 2012, we have incurred a net loss of $1,866,703 .  Our basic and diluted loss per share was $0.05 for the three months ended March 31, 2012, and $0.00 for the same period in 2011.

Expenses

Our total operating expenses increased from $5,100 to $ 1,559,722 for the three months ended March 31, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher management fees and amortization.  Since our inception on January 10, 2006 to March 31, 2012, we have incurred total operating expenses of $1,791,798 .

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of March 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, we concluded that the Company maintained  ineffective internal control over financial reporting as of March 31, 2012, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of March 31, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were  ineffective as of the date of filing this annual report applicable for the period covered by this report.

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

OCEAN ELECTRIC INC.
(REGISTRANT)

Date: August 23, 2012	/s/ Ricardo Prats
Ricardo Prats
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)
8