Form 10-Q
period 2012-09-30
Ocean Electric Inc.
filed 2012-11-19
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 16, 2012 the registrant had 55,800,000 shares of common stock outstanding.

OCEAN ELECTRIC INC.

2

PART I – FINANCIAL INFORMATION

OCEAN ELECTRIC INC.

(A Development Stage Company)

September 30, 2012

3

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Balance Sheets

(unaudited)

	September 30, 2012 $	December 31, 2011 $

ASSETS

Current Assets
Cash	587,623	297,233
Prepaid expenses	1,500,000	2,498

Total current assets	2,087,623	299,731

Other Assets

Construction in process	197,576	–
Intangible assets, net (Note 4)	1,569,818	1,653,611

Total Other Assets	1,767,394	1,653,611

Total Assets	3,855,017	1,953,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	25,286	2,943
Loan payable to related party	16,121	15,796
Current portion of long-term debt (Note 5)	448,131	408,676

Total Current Liabilities	489,538	427,415

Long-Term liabilities

Long-term debt, net of current portion (Note 5)	823,938	714,186

Total Liabilities	1,313,476	1,141,601

STOCKHOLDERS’ EQUITY

Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share	55,800	34,400
Issued and outstanding: 55,800,000 and 34,400,000 common shares, respectively

Additional Paid-In Capital	7,539,661	1,057,061

Accumulated Deficit during the Development Stage	(5,053,920)	(279,720)

Total Stockholders’ Equity	2,541,541	811,741

Total Liabilities and Stockholders’ Equity	3,855,017	1,953,342

(The accompanying notes are an integral part of these financial statements)

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended September 30, 2012 $	For the three months ended September 30, 2011 $	For the nine months ended September 30, 2012 $	For the nine months ended September 30, 2011 $	Accumulated from January 10, 2006 (Date of Inception) to September 30, 2012 $

Revenues	–	–	–	–	4,000

Operating Expenses

Advertising and promotion	8,410	–	8,410	–	8,410
Amortization	27,931	–	83,793	–	106,020
General and administrative	26,999	11,360	103,355	19,931	317,204
Management fees	1,500,000	–	4,500,000	–	4,500,000

Total Operating Expenses	1,563,340	11,360	4,695,558	19,931	4,931,634

Loss before Other Income (Expenses)	(1,563,340)	(11,360)	(4,695,558)	(19,931)	(4,927,634)

Other Income (Expenses)

Debt forgiveness	–	–	–	29,906	–
Interest expense	(26,412)	–	(78,642)	–	(108,306)
Other expense	–	–	–	–	(17,980)

Total Other Income (Expense)	(26,412)	–	(78,642)	29,906	(126,286)

Net Income (Loss)	(1,589,752)	(11,306)	(4,774,200)	9,975	(5,053,920)

Net Loss per Share – Basic and Diluted	(0.03)	(0.00)	(0.09)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	55,800,000	5,163,736	51,979,450	5,682,609

(The accompanying notes are an integral part of these financial statements)

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Cash flows

(unaudited)

	For the nine months ended September 30, 2012 $	For the nine months ended September 30, 2011 $	Accumulated from January 10, 2006 (Date of Inception) to September 30, 2012 $

Cash Flow From Operating Activities

Net loss	(4,774,200)	9,975	(5,053,920)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	83,793	–	106,020
Imputed interest	74,327	–	74,327
Shares issued for services	4,500,000	–	3,000,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	22,343	(1,338)	25,286
Prepaid expenses	2,498	(3,746)	1,500,000

Net Cash Provided by (Used In) Operating Activities	(91,239)	4,891	(348,287)

Cash Flow From Investing Activities

Acquisition of assets	(197,576)	–	(197,576)

Net Cash Used In Investing Activities	(197,576)	–	(197,576)

Cash Flow From Financing Activities

Proceeds from related parties	325	–	46,027
Repayment to related parties	–	(13,810)	–
Proceeds from loan payable	450,000	–	450,000
Repayments of note payable	(375,120)	–	(470,496)
Common stock issued for cash	504,000	450,000	1,107,955

Net Cash Provided By (Used In) Financing Activities	579,205	436,190	1,133,486

Increase in Cash	290,390	441,081	587,623

Cash – Beginning of Period	297,233	–	–

Cash – End of Period	587,623	441,081	587,623

Non-cash investing and financing activities

Debt forgiveness from related party	–	–	29,606
Common stock issued for intangible assets	–	–	457,600
Note payable issued for intangible assets	–	–	1,218,238
Common stock issued for services	6,000,000	–	6,000,000

Supplemental Disclosures

Interest paid	74,327	–	103,992
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of September 30, 2012, the Company has working capital of $1,598,085 and an accumulated deficit of $5,053,920.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Notes to the Financial Statements

(unaudited)

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of September 30, 2012, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

2.

Summary of Significant Accounting Policies (continued)

h)    Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of FASB ASC 718, “Stock Compensation”.  As such, compensation cost is measured on the date of grant as the excess of current market price of the underlying stock over the exercise price.  Such compensation amounts are amortized over the respective vesting periods of the option grant.  The Company adopted the disclosure provisions of FASB ASC 718, “Accounting for Stock-Based Compensation,” and FASB ASC 718, which allows entities to provide pro forma net Income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method has been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of FASB ASC 718.  Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

i)     Construction in Process

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152.  As at September 30, 2012, the Company incurred $197,576 on the project.

j)      Intangible Assets

Intangible assets are comprised of patents and licenses relating to wave energy and wind energy technology.  The intangible assets are externally acquired and are amortized straight-line over a useful life of fifteen years with zero residual value.

k)     Impairment of Long-Lived Assets

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

l)         Income Taxes

Income taxes are recognized in accordance with ASC 740, “Income Taxes”, whereby deferred Income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

m)    Recent Accounting Pronouncements

        The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Prepaid Expense

On April 27, 2012, the Company issued 20,000,000 shares with a fair value amounting $6,000,000, to the director for serviced provided and to be provided from January 1, 2012 to December 31, 2012.  As at September 30, 2012, the Company had $1,500,000 in prepaid expenses.

4.

Intangible Assets

			September 30,	December 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Wave energy technology	1,218,238	80,715	1,137,523	1,198,435
Wind energy technology	457,600	25,305	432,295	455,176

	1,675,838	106,020	1,569,818	1,653,611

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

4.

Intangible Assets (continued)

On October 3, 2011, the Company acquired all of the rights and patents to a wave energy technology developed by Hidroflot, S.A.  The purchase price is $1,400,000 for the technology, which is payable in thirty-three monthly installments, and has been recorded at the present value of $1,218,238, based on the present value of payments.

On December 13, 2011, the Company acquired all of the rights and patents to an off-shore wind energy technology developed by Green& Blue Sustainable Technologies.  The Company issued 25,000,000 common shares as full payment for the acquisition, with a market value of $457,600.

Estimated Amortization Expense	$

For the year ended December 31, 2012	55,862
For the year ended December 31, 2013	111,724
For the year ended December 31, 2014	111,724
For the year ended December 31, 2015	111,724
For the year ended December 31, 2016	111,724
After December 31, 2016	1,094,991
Total	1,597,749

5.

Long-Term Debt

	September 30, 2012	December 31, 2011
Loan Payable	$1,272,069	$1,122,862
Less: Current portion	(448,131)	(408,676)
	$823,938	$714,186

On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group providing for a loan of $450,000.  The loan will accrue simple interest of 3.5% on the outstanding principal amount and to be repaid in full due on or before June 27, 2015.  As at September 30, 2012, the loan amount is $450,000 (2011 - $nil) and accrued interest is $4,315.

As at September 30, 2012, the Company owed $822,069 (2011 - $1,122,862) of debt relating to the acquisition of the wave energy technology, as noted in Note 4.  The amount owing is payable in equal monthly installments as follows:

	Total Payment	Unrealized Interest	Principal
	$	$	$

2012	127,542	19,658	107,884
2013	512,721	50,719	462,002
2014	259,577	7,394	252,183

Total	899,840	77,771	822,069

The repayment schedule for the note payable is accelerated to three equal monthly payments of the remaining outstanding amounts at such time where the Company generates $10,000,000 in direct revenues from the technology.

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Notes to the Financial Statements

(unaudited)

5.

Long-Term Debt (continued)

The Company is required to make the following principal repayments on the long-term debt:

$

2012	127,542
2013	512,721
2014	259,577
2015	450,000

Total	1,349,840

6.   Related Party Transactions

a)     As at September 30, 2012, the Company owed $15,796 (2011 - $15,796) to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)    As at September 30, 2012, the Company owed $325 (2011 - $nil) to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)     On October 3, 2011, the Company purchased the rights to a wave energy technology from Hidroflot, S.A., a company solely owned by the President of the Company, for $1,400,000 (see note 4).

d)    On December 13, 2011, the Company purchased the rights to an off-shore wind energy technology from Green & Blue Sustainable Technologies, a company solely owned by the President of the Company, for 25,000,000 common shares with a fair value of $457,600 (see note 4).

e)     On April 27, 2012, the Company issued 20,000,000 shares with a fair value of $6,000,000 to the director for serviced provided and to be provided from January 1, 2012 to December 31, 2012

7.

Share Capital

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

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $587,623 and a working capital surplus of $1,598,085.  As of September 30, 2012 our accumulated deficit was $5,053,920.  For the nine months ended September 30, 2012 our net loss was $4,774,200 compared to net income of $9,975 during the same period in 2011.  This increase was due to increased management fees.

We used net cash of $91,239 from operating activities for the nine months ended September 30, 2012 compared to gaining net cash of $4,891 in operating activities for the same period in 2011.  We used net cash of $197,576 in investing activities for the nine months ended September 30, 2012.  We did not use any money in investing activities for the nine months ended September 30, 2011.  We received net cash of $579,205 from financing activities for the nine months ended September 30, 2012 compared to receiving net cash of $436,190 in financing activities for the same period in 2011.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at September 30, 2012, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and from inception to September 30, 2012.

Limited Revenues

Since our inception on January 10, 2006 to September 30, 2012, we have earned limited revenue of $4,000.  As of September 30, 2012, we have an accumulated deficit of $5,053,920 and we did not earn any revenues during the three months ending on September 30, 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $1,589,752 for the three months ended September 30, 2012, compared to a net loss of $11,306 for the same period in 2011.  This increase in net loss was due to an increase in management fees.  From inception on January 10, 2006 to September 30, 2012, we have incurred a net loss of $5,053,920.  Our basic and diluted loss per share was $0.03 for the three months ended September 30, 2012, and $0.00 for the same period in 2011.

Expenses

Our total operating expenses increased from $11,360 to $1,563,340 for the three months ended September 30, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher management fees.  Since our inception on January 10, 2006 to September 30, 2012, we have incurred total operating expenses of $4,927,634.

Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

No Revenues

We did not earn any revenues during the nine months ending on September 30, 2012, nor did we earn any revenues earned during the same period in 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Income/Loss

We incurred a net loss of $4,774,200 for the nine months ended September 30, 2012, compared to earning net income of $9,975 for the same period in 2011.  This increase in net loss was due to increased management fees.  Our basic and diluted loss per share was $0.09 for the nine months ended September 30, 2012, and $0.00 for the same period in 2011.

Expenses

Our total operating expenses increased from $19,931 to $4,695,558 for the nine months ended September 30, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher management fees.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of September 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained ineffective internal control over financial reporting as of September 30, 2012, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

As of September 30, 2012, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of November 16, 2012 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

OCEAN ELECTRIC INC.
(REGISTRANT)

Date: November 19, 2012	/s/ Ricardo Prats
Ricardo Prats
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

