Form 10-Q/A
period 2012-06-30
Ocean Electric Inc.
filed 2012-11-27
CIK 1358099

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, which the Registrant previously filed with the Securities and Exchange Commission on August 16, 2012 (the “Original Filing”).  The Registrant is amending its filing because the Registrant has restated its financial statements as at June 30, 2012 and for the three and six months then ended to reflect the acquisition cost of the off-shore wind energy technology to be valued at the transferor’s historical cost.  The effect of the restatement decreased total assets by $5,087,955 and decreased net loss for the three months and six months ended June 30, 2012 by $88,206 and $176,412, respectively.

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

(The accompanying notes are an integral part of these financial statements)

F-1

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended June 30, 2012 $	For the three months ended June 30, 2011 $	For the six months ended June 30, 2012 $	For the six months ended June 30, 2011 $	Accumulated from January 10, 2006 (Date of Inception) to June 30, 2012 $

Revenues	–	–		–	4,000

Operating Expenses

Amortization	116,137	–	232,274	–	282,534
General and administrative	44,565	3,525	76,356	8,625	290,205
Management fees	1,500,000	–	3,000,000	–	3,000,000

Total Operating Expenses	1,660,702	3,525	3,308,630	8,625	3,572,739

Loss before Other Income (Expenses)	(1,660,702)	(3,525)	(3,308,630)	(8,625)	(3,568,739)

Other Income (Expenses)

Debt forgiveness	–	29,906	–	29,906	–
Interest expense	(24,969)	–	(52,230)	–	(81,895)
Other expense	–	–	–	–	(17,980)

Total Other Income (Expense)	(24,969)	29,906	(52,230)	29,906	(99,875)

Net Income (Loss)	(1,685,671)	26,381	(3,360,860)	21,281	(3,668,614)

Net income (Loss) per Share – Basic and Diluted	(0.03)	0.01	(0.08)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	50,085,714	4,900,000	42,289,011	4,900,000

(The accompanying notes are an integral part of these financial statements)

F-2

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Cash flows

(unaudited)

	For the six months ended June 30, 2012 $	For the six months ended June 30, 2011 $	Accumulated from January 10, 2006 (Date of Inception) to June 30, 2012 $

Cash Flow From Operating Activities

Net loss	(3,360,860)	21,281	(3,668,614)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	232,274	–	282,534
Imputed interest	52,058	–	81,722
Shares issued for services	3,000,000	–	3,000,000

Changes in operating assets and liabilities:

Accounts payable	12,218	(7,471)	15,162
Prepaid expenses	2,498	–	–

Net Cash Used In Operating Activities	(61,812)	13,810	(289,196)

Cash Flow From Investing Activities

Acquisition of assets	(197,576)	–	(197,576)

Net Cash Used In Investing Activities	(197,576)	–	(197,576)

Cash Flow From Financing Activities

Proceeds from related parties	–	–	45,702
Repayment to related parties	–	(13,810)	–
Proceeds from loan payable	450,000		450,000
Repayments of note payable	(250,080)	–	(375,120)
Common stock issued for cash	504,000	–	1,107,955

Net Cash Provided By (Used In) Financing Activities	703,920	(13,810)	1,228,537

Increase in Cash	444,532	–	741,765

Cash – Beginning of Period	297,233	–	–

Cash – End of Period	741,765	–	741,765

Non-cash investing and financing activities

Debt forgiveness from related party	–	–	29,606
Common stock issued for intangible assets	–	–	5,750,000
Note payable issued for intangible assets	–	–	1,218,238
Common stock issued for service	6,000,000		6,000,000

Supplemental Disclosures

Interest paid	52,058	–	81,723
Income tax paid	–	–	–

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

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $741,765 and a working capital surplus of $3,276,157.  As of June 30, 2012 our accumulated deficit was $3,464,168 .  For the six months ended June 30, 2012 our net loss was  $3,184,448 compared to a net income $21,281 during the same period in 2011.  This increase was due to an increase in management fees and amortization.

We used net cash of $61,812 in operating activities for the six months ended June 30, 2012 compared to  receiving net cash of $13,810 in operating activities for the same period in 2011.  We used net cash of $197,576 in investing activities for the six months ended June 30, 2012 compared to $nil for the same period ending in 2011.  We received net cash of $703,920 from financing activities for the six months ended June 30, 2012 compared to $13,810 repayment in financing activities for the same period in 2011.

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

Limited Revenues

Since our inception on January 10, 2006 to June 30, 2012, we have earned limited revenue of $4,000.  As of June 30, 2012, we have an accumulated deficit of  $3,464,168 and we did not earn any revenues during the three months ending on June 30, 2012. At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Income/Loss

We incurred a net loss of $1,597,465 for the three months ended June 30, 2012, compared to a net income of $26,381 for the same period in 2011.  This increase in net loss was due to an increase in management fees and amortization.  From inception on January 10, 2006 to June 30, 2012, we have incurred a net loss of  $3,464,168.  Our basic and diluted net income (loss) per share was ($0.03) for the three months ended June 30, 2012, and  $0.00 for the same period in 2011.

Expenses

Our total operating expenses increased from $3,525 to  $1,572,496 for the three months ended June 30, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher management fees and amortization.  Since our inception on January 10, 2006 to June 30, 2012, we have incurred total operating expenses of $3,364,294.

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Limited Revenues

We did not earn any revenues during the six months ending on June 30, 2012, nor did we earn any revenues earned during the same period in 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Income/Loss

We had a net loss of  $3,184,448 for the six months ended June 30, 2012, compared to a net income of $21,281, for the same period in 2011.  This increase in net loss was mostly due to higher management fees and amortization. Our basic and diluted net income (loss) per share was ($0.08) for the six months ended June 30, 2012, and $0.00 for the same period in 2011.

Expenses

Our total operating expenses increased from $8,625 to  $3,132,218 for the six months ended June 30, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher management fees and amortization.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of June 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation, we concluded that the Company maintained  ineffective internal control over financial reporting as of June 30, 2012, based on criteria established in the Internal Control Integrated Framework issued by the COSO.

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

OCEAN ELECTRIC INC.
(REGISTRANT)

Date: November 27, 2012	/s/ Ricardo Prats
Ricardo Prats
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

