Form 10-Q/A
period 2012-06-30
Ocean Electric Inc.
filed 2013-01-03
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q and Form 10-Q/A Amendment No. 1 for the fiscal quarter ended June 30, 2012, which the Registrant previously filed with the Securities and Exchange Commission on August 16, 2012 (the “Original Filing”) and on November 27, 2012 (the “First Amended Filing”).  The Registrant is amending its filing because the Registrant has restated its financial statements as at June 30, 2012 and for the three and six months then ended to reflect the acquisition cost of the off-shore wind energy technology to be valued at the transferor’s historical cost.  The effect of the restatement decreased total assets by $5,087,955 and decreased net loss for the three months and six months ended June 30, 2012 by $88,206 and $176,412, respectively.  The First Amended Filing did not accurately correct the financial statements and the respective correlating sections therefore this Amendment is to correct the filings accordingly.

Except as set forth above, the Original Filing and the First Amended Filing have not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

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

2

PART I - FINANCIAL INFORMATION

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

June 30, 2012

3

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Balance Sheets

(unaudited)

	June 30, 2012 $	December 31, 2011 $
	(Restated – Note 9) (unaudited)	(Restated – Note 9)
ASSETS

Current Assets
Cash	741,765	297,233
Prepaid expenses	3,000,000	2,498

Total current assets	3,741,765	299,731

Construction in process	197,576	0
Other Assets
Intangible assets, net	1,597,749	1,653,611

Total Other Assets	1,597,749	1,653,611

Total Assets	5,537,090	,1953,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	15,162	2,943
Loan payable to related party	15,796	15,796
Current portion of long-term debt (Note 5)	434,651	408,676

Total Current Liabilities	465,609	427,415

Long- Term liabilities

Long-term debt, net of current portion (Note 5)	940,189	714,186

Total long-term liabilities	940,189	714,186

Total Liabilities	1,405,798	1,141,601

STOCKHOLDERS’ EQUITY

Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding: nil preferred shares	–	–

Common Stock
Authorized: 250,000,000 common shares with a par value of $0.001 per share	55,800	34,400
Issued and outstanding: 55,800,000 and 34,400,000 common shares, respectively.

Additional Paid-In Capital	7,539,661	1,057,061

Accumulated Deficit during the Development Stage	(3,464,169)	(279,720)

Total Stockholders’ Equity	4,131,292	811,741

Total Liabilities and Stockholders’ Equity	5,537,090	1,953,342

(The accompanying notes are an integral part of these financial statements)

F-1

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Operations

(unaudited)

	For the three months ended June 30, 2012 $	For the three months ended June 30, 2011 $	For the six months ended June 30, 2012 $	For the six months ended June 30, 2011 $	Accumulated from January 10, 2006 (Date of Inception) to June 30, 2012 $
	(Restated – Note 9)		(Restated – Note 9)		(Restated – Note 9)
Revenues	–	–		–	4,000

Operating Expenses

Amortization	27,931	–	55,862	–	78,089
General and administrative	44,565	3,525	76,356	8,625	290,205
Management fees	1,500,000	–	3,000,000	–	3,000,000

Total Operating Expenses	1,572,496	3,525	3,132,218	8,625	3,368,294

Loss before Other Income (Expenses)	(1,572,496)	(3,525)	(3,132,218)	(8,625)	(3,364,294)

Other Income (Expenses)

Debt forgiveness	–	29,906	–	29,906	–
Interest expense	(24,969)	–	(52,230)	–	(81,895)
Other expense	–	–	–	–	(17,980)

Total Other Income (Expense)	(24,969)	29,906	(52,230)	29,906	(99,875)

Net Income (Loss)	(1,597,465)	26,381	(3,184,448)	21,281	(3,464,169)

Net income (Loss) per Share – Basic and Diluted	(0.03)	0.01	(0.08)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	50,085,714	4,900,000	42,289,011	4,900,000

(The accompanying notes are an integral part of these financial statements)

F-2

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Cash flows

(unaudited)

	For the six months ended June 30, 2012 $	For the six months ended June 30, 2011 $	Accumulated from January 10, 2006 (Date of Inception) to June 30, 2012 $

	(Restated – Note 9)		(Restated – Note 9)
Cash Flow From Operating Activities

Net loss	(3,184,448)	21,281	(3,464,169)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	55,862	–	78,089
Imputed interest	52,058	–	81,722
Shares issued for services	3,000,000	–	3,000,000

Changes in operating assets and liabilities:

Accounts payable	12,218	(7,471)	15,162
Prepaid expenses	2,498	–	–

Net Cash Used In Operating Activities	(61,812)	13,810	(289,196)

Cash Flow From Investing Activities

Acquisition of assets	(197,576)	–	(197,576)

Net Cash Used In Investing Activities	(197,576)	–	(197,576)

Cash Flow From Financing Activities

Proceeds from related parties	–	–	45,702
Repayment to related parties	–	(13,810)	–
Proceeds from loan payable	450,000		450,000
Repayments of note payable	(250,080)	–	(375,120)
Common stock issued for cash	504,000	–	1,107,955

Net Cash Provided By (Used In) Financing Activities	703,920	(13,810)	1,228,537

Increase in Cash	444,532	–	741,765

Cash – Beginning of Period	297,233	–	–

Cash – End of Period	741,765	–	741,765

Non-cash investing and financing activities

Debt forgiveness from related party	–	–	29,606
Common stock issued for intangible assets	–	–	5,750,000
Note payable issued for intangible assets	–	–	1,218,238
Common stock issued for service	6,000,000		6,000,000

Supplemental Disclosures

Interest paid	52,058	–	81,723
Income tax paid	–	–	–

(The accompanying notes are an integral part of these financial statements)

F-3

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Notes to Financial Statements

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of June 30, 2012, the Company has working capital of $3,276,157 and an accumulated deficit of $3,464,169.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.

Intangible Assets

			June 30,	December 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Wave energy technology	1,218,238	60,411	1,157,827	1,198,435
Wind energy technology	457,600	17,678	439,922	455,176

	1,675,838	78,089	1,597,749	1,653,611

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

F-7

9.       Restatement

The Company has restated its financial statements as of June 30, 2012 and for the three and six months then ended to reflect the acquisition cost of the off-shore wind energy technology to be valued at the transferor’s historical cost.  The effect of the restatement decreased total assets by $5,176,161 and decrease net loss for the three and six months ended June 30, 2012 by $88,206 and $____, respectively.

a)        Balance sheet

	As of June 30, 2012
	As Reported $	Adjustment $	As Restated $
Other Assets
Intangible assets, net	6,685,704	(5,087,955)	1,597,749
Total Assets	10,625,045	(5,087,955)	5,537,090

Shareholders’ Equity
Additional paid-in capital	12,832,061	(5,292,400)	7,539,661
Deficit	(3,668,614)	204,445	(3,464,169)
Total Liabilities and Shareholders’ Equity	10,625,045	(5,087,955)	5,537,090

b)

Statement of operations

	For the Three Months Ended June 30, 2012
	As Reported $	Adjustment $	As Restated $
Amortization	116,137	(88,206)	27,931
Net loss	(1,685,671)	(88,206)	(1,597,465)

	For the Six Months Ended June 30, 2012
	As Reported $	Adjustment $	As Restated $
Amortization	232,274	(176,712)	55,562
Net loss	(3,360,860)	(228,642)	(3,132,218)

c)        Statement of Cash flows

	For the Six Months Ended June 30, 2012
	As Reported $	Adjustment $	As Restated $
Net loss	(3,360,860)	176,412	(3,184,448)
Amortization of intangible assets	232,274	(176,412)	55,862
Net Cash Used in Operating Activities	(61,812)	–	(61,812)

The balance sheet as of December 31, 2011, as reflected within, has been restated and reported accordingly in Form 10-K/A as filed on August 24, 2012.

F-8

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

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $741,765 and a working capital surplus of $3,276,157.  As of June 30, 2012 our accumulated deficit was $3,464,169 .  For the six months ended June 30, 2012 our net loss was $3,184,448 compared to a net income $21,281 during the same period in 2011.  This increase was due to an increase in management fees and amortization.

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

Limited Revenues

Since our inception on January 10, 2006 to June 30, 2012, we have earned limited revenue of $4,000.  As of June 30, 2012, we have an accumulated deficit of  $3,464,169 and we did not earn any revenues during the three months ending on June 30, 2012. At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Expenses

Our total operating expenses increased from $3,525 to $1,572,496 for the three months ended June 30, 2012 compared to the same period in 2011.  This increase in expenses is mostly due to higher management fees and amortization.  Since our inception on January 10, 2006 to June 30, 2012, we have incurred total operating expenses of $3,368,294.

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

ITEM 4.  MINE SAFETY DISCLOSURE

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

OCEAN ELECTRIC INC.
(REGISTRANT)

Date: January 3, 2012	/s/ Ricardo Prats
Ricardo Prats
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

