Form 10-K
period 2012-12-31
Ocean Electric Inc.
filed 2013-04-16
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                 Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                         ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐       Accelerated filer ☐        Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 29, 2012: $10,908,000

As of April 15, 2013 the registrant’s outstanding stock consisted of 55,800,000 common shares.

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

Overview

We are a development stage company.  We plan to design, develop, manufacture, license, and service non-polluting, renewable electric power generating plants using innovative, patent protected wave energy and wind energy extraction technologies, from and in the shallow and deep water ocean environment.

The energy in the oceans throughout the world has yet to be tapped in any meaningful way for electricity generation.  Currently, there are many technology companies and project developers seeking to tap this potentially important source of hydrokinetic power. To date, there is no one dominant method or particular standards that define the market. There are currently five types of marine and hydrokinetic technologies: ocean wave, tidal stream, river hydrokinetic, ocean current and ocean thermal resources.  Because of the consistency of winds in the ocean environment and the proximity to urban centers, the ocean also offers a logical placement for wind farms. It is the company’s view that the ocean environment energy is on the cusp of development and widening commercial development.  Although there are a number of systems being used and a number of projects in place, currently estimated by the company to be in excess of 300 various kinds of projects world-wide, it is still a proof of concept industry.  The results of the current pilot projects and early technologies will largely determine whether wave technology, tidal energy and ocean wind will result in any meaningful energy production.  And, not only will it be the proving of the technology, but society’s acceptance of using the ocean as a source of energy will also be a factor in determining the viability of hydrokinetic energy as a source of power.

The most economical wave and wind electric generation results from “farms” of devices, where the machinery can be grouped for easy maintenance and aggregate use of electricity collection and transmission lines. Wave and wind farms can co-exist together in the same location.  Wind turbines cannot be placed on a dense grid due to the rotor size and air turbulence caused by their operations. Wave plants, however, can be placed in a dense pattern below and between wind turbines.  Both the wind and wave farms can share the same geographic footprint, the interconnection cabling, the power switch and transformer platform, and the undersea cable to the land based substation and grid connection.  The company intends to capitalize on this potential efficiency.

We were incorporated in the State of Nevada on January 10, 2006.  We do not have any subsidiaries.  Our principal office is located at 112 North Curry Street, Carson City, Nevada 89703.  Our telephone number is (775) 321-8216.  Our fiscal year end is December 31.  Our common stock trades on the OTC Bulletin Board under the symbol “OCEL.OB”.

We acquired our current principal assets in 2011.  Prior to that, we did not have any meaningful operations and were a shell company.  We have incurred losses since our inception.  We currently rely upon the sale of our securities to fund our operations, and expect to continue to need to raise equity and other forms of capital to continue our business development and sustain our operations.  We have generated limited revenues of $4,000 from January 10, 2006 (date of inception) to December 31, 2012.  The audit report in connection with the financial statements for the fiscal year ended December 31, 2012, included in this annual report contain a going concern statement.

Current Technologies

Wave Power

In October 2011, we acquired certain wave energy technologies developed by Hidroflot, S.A. existing under the acquired patents, trade secrets and assets, pursuant to an merger and acquisition arrangement.  Hidroflot, S.A. was previously owned by our sole director, and principal executive officer, Mr. Ricardo Prats.  A portion of the technology is patented under the description of being a “half submerged power station for swell energy extraction,” registered in Spain, under number PCT/IB2009/000230.  This technology is designed to generate energy by the movement of waves.

The wave plant is a simple, lower cost solution to convert energy inherent in ocean waves into electricity.  The simplicity of the design is possible due to the ability to convert the vertical motions of floaters into a continuous circular motion capable of driving a rotary generator.

Our wave platform has “floaters” that move up and down with passing waves. The floaters are housed in a symmetrical cage or framework that can be configured for different numbers of floaters; our platform typically uses 16 floaters.  Vertical motion of the “floaters” is converted to rotary motion to drive electric generators.  The floating platform is anchored to the sea floor and can be totally submerged should waves exceed 6 meters, as a means to protect the platform in the event of storms and heavy seas.  Platforms can be grouped together to form 50 MW “farms”.  Typically such farms would be configured in a star pattern to allow each platform to face the oncoming waves without disruption from other platforms. A star configuration of 8 platforms would have the capacity of 6.4MW.  Undersea cabling is used to connect “farms” to the onshore power grid.  Due to its compact design, submersible protection, and high MW rating, the wave platform’s acquisition and operating costs per MW are significantly less than competitive designs.  The platform is designed for both shallow and deep water applications.

The platform is currently undergoing preliminary sea trials prior to commercialization. These are being conducted in Spain, off its northern coast.

Wind power

The origin of offshore wind power began as land based wind turbines.  For greatest efficiency, wind farms should be placed as close to consumers as possible, to reduce the need for above ground transmission lines to deliver the energy to the grid and produce the most energy for consumers. Often, however, the land locations available for wind production that are near urban centers do not offer the most consistent winds. And those places where the land and wind conditions are best are often not near urban centers.  Additionally, wind turbines are not appreciated as neighbors to urban residents, as they are intrusive and noisy.

One result has been the introduction of the concept of offshore wind farms.  Ocean locations offer proximity to urban centers, as the greatest population centers tend to be along the ocean’s coasts.  Additionally, undersea cable is considerably less expensive than over land transmission lines. Arguably, ocean locations will engender less controversy as they are not as intrusive on the urban landscape, especially if they are in deep water locations which tend to be many miles off shore.

One of the most fundamental issues of adapting off shore wind turbines is making them suitable for marine environments.  Additionally, the strongest winds exist at the outer reaches of the continental shelves, where the turbines must be anchored at depths of up to 200 meters.  Currently, the design for most ocean located wind turbines is for a monopole affixed to the ocean floor, but increasingly there are designs for floating turbine concepts.  The company believes that the floating structure is the only logical solution for large off shore turbines, and can be economically competitive in the long run.  Therefore, one issue that presents itself is the design and stability of the turbine, especially for the floating turbine.

Conventional wind turbines can have more than 350 to 500 tons of equipment in the nacelle which sits on top of a supporting column (tower) that can exceed 200 meters in height.  As an example, the Brunsuttel Germany 5MW wind turbine has a rotor diameter of 126 meters and a tower height of 120 meters, resulting in a total height of approximately 200 meters.  Stabilizing 400 tons of equipment on top of a 200 meter offshore tower requires either a solid anchoring system or, if floating, a more balanced design.

In December 1, 2011, we acquired certain wind offshore wind energy technologies developed by Green & Blue Sustainable Technologies, a company owned by our sole director, and principal executive officer, Mr. Ricardo Prats.  Our wind platform moves 115+ tons of machinery from the top of the rotor blade tower (located in a nacelle) to the base of a floating spur wind turbine.  A patented fiber sling transmission system connects the rotor shaft at the top to the generator at the base of the tower.  The Nacelle and tower yaw control uses our patented mechanism.  Our wind turbine is designed for deep water continental shelf installations (depths of 30 meters to more than 200 meters).  Multiple turbines can be interconnected to form offshore wind “farms” for larger MW capacity.  By moving the generating equipment to the base of the turbine tower, the turbine center of gravity is lowered which significantly increases stability particularly during inclement weather.  With sea level access, equipment installation, maintenance, and repair costs are reduced.  The transmission and yaw systems can be adapted to any wind turbine manufacturer’s nacelle and generating equipment, thereby increasing our market opportunity for licensing rights and project services.

Patents and Applications

Currently, we hold the following registered patents and patent applications and licenses:

a)

PCT/IB2009/000230, with respect to the half submerged power station for swell energy extraction, which is registered in Spain; and

b)

PCT EP2012/054552, with respect to an off-shore floating wind turbine for electrical power generation, which is registered with the European Patent Office.

The Company will seek additional patents and related protections from time to time as its research and development warrants as it seeks to protect is current and expanded intellectual property.  These registrations will be in the European Community and in other jurisdictions such as the US, where the Company technologies will be deployed.  No assurance can be given that it will be able to obtain additional registrations and fully protect its intellectual property through patent registration.

Business Opportunities

Project management/turn-key solution

We plan to commercialize our technology primarily through project management and consulting services to provide a turn-key solution. Turnkey projects will be designed, developed, and installed under a project management contract coordinating all aspects of the project. A project contract will vary in scope depending on the requirements of the contracting party; however, we will offer oversight and coordination of the entire wave and wind farm technologies to specific areas within a project when contracted under the direction of, or directly by, a prime contractor.  For a turnkey solution, the project contract would cover pre project planning, development of a master plan, detailed engineering, pre-testing and training, procurement, installation and commissioning.  Additionally, we may offer services in the operational phase, including general operations and maintenance and repair services.

Licensing

We will also consider licensing our technologies and intellectual property.  We believe technology licenses and engineering support contracts will be marketed to equipment suppliers.  Partnerships, joint marketing, and other types of alliances may be formed for additional licensing opportunities.

Manufacturing

We plan to only manufacture patented critical components that require stringent engineering tolerances and/or a high degree of quality control.  Third party manufacturers will be contracted by us for all remaining equipment and paid for directly by our clients.  We do not manufacture any components at this time.

Sales Channels

We plan to create an internal direct sales force as our primary means of marketing.  Internal marketing will be supported by a network of international sales representative organizations capable of providing technical sales support, account management, and contract administration.

Because our technology requires a substantial investment and its audience has a limited number of players, our principal marketing efforts will be towards identification of potential users of the technology and then directing sales data, effort and personnel to these targets.

We also will concentrate on building brand and technology recognition.

Market Demand

Global electricity demand is forecasted to increase by 87 percent from 18.8 trillion KWh in 2007 to 25.0 trillion KWh in 2020 and 35.2 trillion KWh by 2035.  Global renewable electricity generation is forecasted to grow by 3.0 percent per year increasing from an 18 percent share of electricity generation in 2007 to 23 percent in 2035.  In part, the increase will be driven by government incentives and higher fossil fuel prices, and in part, the increase will be driven by the overall need for additional sources of electricity production.

Wave Energy

Pike Research forecasts ocean energy could yield a global power generation capacity of 200 GW by 2025.  The National Renewable Energy Laboratory (NREL) forecasts wave power generation could meet 2% of current U.S. electricity demand, providing 80 TWh/yr of power production by 2025.  The U.S. market opportunity is forecasted at 46 GW by 2025.

Wind Power

Europe has installed more than 830 wind turbines serving nine countries.  Almost all of the 2,300 megawatts (MW) of installed capacity has been built in shallow waters (less than 30 meters deep).   Our current technologies can compete in the shallow water locations, but more importantly, our solutions can work in deep waters, opening a new market in renewable energy.

The United States leads the world in installed, land-based wind energy capacity but has no offshore wind projects currently in operation.  However, the company believes that there are 20 projects representing more than 2,000 MW of capacity are in the planning and permitting process for offshore electricity production, indicating that the United States represents a substantial potential market for our technologies.

Competition

Wave Power Competition

To date, no single technology has emerged as the industry standard for either on-shore/near-shore or off-shore installations.  Most technologies remain in experimental development with a few in the prototype stage.

On-shore and near-shore technologies attempt to harness both the potential and kinetic energy of waves.  Although access is fairly easy, as waves approach the shore, a significant amount of energy has already been dissipated.  In addition, not all coast lines (e.g. shallow beachheads) are suitable for these types of technologies.  Another disadvantage is the environmental impact of an installation on or near the coastline.

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

Off-shore technologies have proven to be more cost effective, efficient, and impose less of an impact on the environment than on shore technologies.  As a result, most commercialization is expected to adopt one or more of these technologies.  Globally there are a number of noteworthy projects, which include the following:

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

8.

The Manchester Bobber by The University of Manchester Intellectual Property Limited (England)

9.

Anaconda Wave Energy Converter (Great Britain)

Each of the above listed projects deploy unique concepts and designs, somewhat different from one another.  The company believes that to date, no one design has begun to dominate the market.  Because wave power is an emerging industry, there are no dominant standards yet in the market place.  Many early designs have proven to be inefficient, inoperable, uneconomical, or failed to obtain sufficient levels of funding.  Our technologies may suffer some or all of the same limitations.  Notwithstanding such risk, we believe that our technology is feasible and will prove efficacious. Research and development of our wave technology has been undertaken over the past decade, and it was supported by multiple governmental and institutional grants and partnerships.

We also believe our technology has the following advantages over the currently explored methods of harnessing the energy of the oceans:

•

Small footprint/ low profile: Sixteen floaters can be placed within a 36 square meter area, which is significantly less than competitive configurations.  The wave plant, being semi-submerged, has a low profile which makes installation, access and maintenance easier and faster.

•

Submersible: The power plant can be submerged during high seas to prevent wave damage and isolate the plant from severe weather.

•

Power Rating: We believe our power plant will have a higher power megawatt rating than our competitors.

•

Scalability: We believe that our wave farms can be scaled with increasing demand while remaining relatively compact.

•

Cost: We believe that the cost per installed MW will be competitive with similar alternative energy sources, however, since our technologies are only just being subjected to trials, the actual costs and longevity of productive use have not been commercially proven.

Wind Power Competition

All wind turbines currently available have the same design configuration, namely the placement of the gear box, generator, braking, yaw control, and electronic controls in a nacelle platform mounted on top of an elevated tower.  Competitive pricing is driven more by implementation and cost of ownership than major design advantages.  We are the first company to offer a significantly improved configuration for offshore installations, with a new wind turbine concept.

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

In the face of competition, we may not be successful in developing our technologies or interests.  Despite this, we hope to compete successfully in the wind and wave energy power industry by:

•

keeping our costs low;

•

relying on the strength of our management’s contacts; and

•

using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

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

Permits, registrations or other authorizations will be required for the operation of our planned energy production facilities.  These permits, registrations or authorizations will be subject to revocation, modification and renewal.  Governmental authorities have the power to enforce compliance with these regulatory requirements, the provisions of required permits, registrations or other authorizations, and lease conditions, and violators are subject to civil and criminal penalties, including fines, injunctions or both.  Failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties.  Third parties may have the right to sue to enforce compliance.

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

US Regulations

If we commence operations for the installation of a wave and/or wind farm in the United States, we anticipate having to comply with a myriad of federal United States laws.  We would have to comply with the laws and regulations promulgated by the Minerals Management Service, which governs leasing rights and location of devices on the seabed and the production, transport and transmission of forms of energy other than oil and gas from an ocean location, under the Outer Continental Shelf Land Act, the Energy Policy Act of 2005, and the Submerged Lands Act.  Under the Federal Power Act, we would have to comply with the laws and regulations administered by FERC, which govern electric power generation and interconnections.  We would have to comply with Coast Guard regulation and US Army Corp of Engineers regulation, which govern locating plants, ocean traffic, marine safety and installation.   In respect of environmental regulation, plants would have to comply with a wide range of statutes and related regulation, administered by many different agencies, including the National Environmental Policy Act (quality of human environment), Migratory Bird Treaty Act (harming of birds), National Historic Preservation Act (protection of historic places, including places, properties and shipwrecks), Magnuson-Stevens Fishery Conservation & Management Act (fishery management), National Marine Sanctuary Act (marine life protection), Endangered Species Act (protection of species and habitat), Clean Water Act (discharge of pollutants in the waters of the United States), Clean Air Act (discharge of pollutants into the air), Marine Mammal Protection Act (mammal harassment and protection), and Estuary Protection Act (conservation of estuarine areas).

In some instances, state law may also be involved in connection with transmission lines and location of substations, and connection to the local electric grid, typically involving environmental regulation and law.  The company will also have to comply with property rights and property law in connection with easements and access rights for its transmission line.

Employees and Consultants

As of December 31, 2012, we did not have any full time or part time employees. Our Chief Executive Officer works as a part time consultant in the areas of business development and management, contributing approximately 25% of his time to us.  We currently engage independent contractors in the areas of accounting, geologist services, legal, auditing services, investment banking and corporate development.

Item 1A.  Risk Factors

You should carefully consider the following risk factors together with the other information contained in this Annual Report on Form 10-K, and in prior reports pursuant to the Securities Exchange Act of 1934, as amended and the Securities Act of 1933, as amended. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline and your investment could be lost.

Risks Relating to Our Business

We have a history of operating losses and may never achieve or maintain profitability and positive cash flow.

We have incurred net losses since we began operations in 2006, including net losses of $ 6,361,284 in fiscal 2012 and $88,589 in fiscal 2011. As of December 31, 2012, we had an accumulated deficit of $ 6,641,004. To continue the development of our business, we will have to raise significant amounts of capital.  We do not yet have any prediction on when we will commence the generation of any revenues. As we continue to develop our proprietary technologies, we expect to have a net decrease in cash from operating activities. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our wave and/or wind energy technologies in the emerging renewable energy market.

We will need to sell additional equity and/or debt securities or obtain credit facilities to continue our business. The sale of additional equity or convertible securities will result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities will have rights senior to those associated with our common stock and likely will contain covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned product development and commercialization efforts, which could adversely affect our financial condition, operating results and the market value of our common stock.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent auditors dated April 16, 2013 on our financial statements for the year ended December 31, 2012, included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditors’ doubts are based on our deficit accumulated during development stage and our working capital deficit position. Our ability to continue as a going concern will be determined upon the continued financial support from our management and shareholders, and our ability to obtain the necessary debt or equity financing and generate profitable operations from our future operations.

We may not be able to raise sufficient capital to grow our business.

We will need to raise additional funds to support development and commercialization of our products and services.  We will need substantial funds to continue our wave technology trials and proving our technologies, and to modify and develop additional aspects of our technologies to make them marketable.  If we are unable to raise additional funds when needed, our ability to operate and grow our business will be impaired. We do not know whether we will be able to secure additional funding or funding on terms favorable to us. Our ability to obtain additional funding will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive. If we issue additional equity securities, our existing stockholders would experience dilution or may be subordinated to any rights, preferences or privileges granted to the new equity holders.

Wave and/or wind energy technologies may not gain broad commercial acceptance, and therefore we might not be able to generate sufficient revenues in order to achieve and subsequently sustain profitability.

Both wave and wind energy technology is at an early stage of development, and the extent to which these renewable energy resources will be commercially viable is uncertain. Many factors may affect the commercial acceptance of wave and/or wind energy technology, including the following:

•	performance, reliability and cost-effectiveness of these renewable energy resources compared to conventional and other renewable energy sources and products;

•	developments relating to other renewable energy generation technologies;

•

fluctuations in economic and market conditions that affect the cost or viability of conventional and renewable energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	overall growth in the renewable energy equipment market;

•	availability and terms of government subsidies and incentives to support the development of renewable energy sources, including wave and wind energy; and

•	fluctuations in capital expenditures by utilities and independent power producers, which tend to decrease when the economy slows and interest rates increase.

If neither wave nor wind energy technology gains broad commercial acceptance, our business will be materially harmed and we may need to curtail or cease operations.

If demand for our renewable energy technologies does not develop or takes longer to develop than we anticipate, our revenues may decline, and we may be unable to achieve and then sustain profitability.

Even if wave and/or wind energy technologies achieve broad commercial acceptance, our particular technologies may not prove to be commercially viable for generating electricity from either ocean waves or wind. If demand for our renewable energy technologies fails to develop, we may be unable to grow our business or generate sufficient revenues to achieve and then sustain profitability. If we are not successful in commercializing our renewable energy technologies, our business, financial condition and results of operations would be adversely affected.

The reduction or elimination of government subsidies and economic incentives for renewable energy sources could prevent demand for our wave and wind energy technologies from developing, which in turn would adversely affect our business, financial condition and results of operations.

Federal, state and local governmental bodies in many countries, have provided subsidies in the form of tariff subsidies, rebates, tax credits and other incentives to utilities, power generators and distributors using renewable energy. However, these incentives and subsidies generally decline over time, and many incentive and subsidy programs have specific expiration dates. Moreover, because the markets for electricity generated from wave and wind energy are at an early stage of development, some of the programs may not include wave energy as a renewable energy source eligible for the incentives and subsidies.

Currently, the cost of electricity generated from wave and wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the price of electricity in most significant markets in the world. As renewable energy becomes more of a competitive threat to conventional energy providers, companies active in the conventional energy business may increase their lobbying efforts in order to encourage governments to stop providing subsidies for renewable energy. We cannot predict the level of any such efforts, or how governments may react to such efforts. The reduction, elimination or expiration of government incentives and subsidies, or the exclusion of wave and/or wind energy technology from those incentives and subsidies, may result in the diminished competitiveness of wave and wind energy relative to conventional and non-wave/wind energy renewable sources of energy. Such diminished competitiveness could materially and adversely affect the growth of the wave and wind energy industries, which could in turn adversely affect our business, financial condition and results of operations.

Our inability to effectively manage our growth could adversely affect our business and operations.

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe will be necessary to achieve profitable operations. We have not bid or carried out any project management contracts for any of our wave or wind products. Our current personnel, facilities, systems and internal procedures and controls are not adequate to support our projected future growth.

To manage the expansion of our operations, we will be required to improve our operational and financial systems, procedures and controls, increase our manufacturing capacity and throughput and expand, train and manage our employee base, which must increase significantly if we are to be able to fulfill our current business plans. Our management will also be required to establish and maintain relationships with customers, suppliers and other third parties. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

The renewable energy industry is highly competitive. We compete with other renewable energy companies and may have to compete with larger companies that enter into the renewable energy business. If we are unable to compete effectively, we may be unable to increase our revenues and achieve or maintain profitability.

The renewable energy industry is highly competitive and continually evolving as participants strive to distinguish themselves and compete with the larger electric power industry. Competition in the renewable energy industry is likely to continue to increase with the advent of several renewable energy technologies. Competition may arise from other companies manufacturing similar products, developing different products that produce energy more efficiently than our products, or making improvements to traditional energy-producing methods or technologies, any of which could make our technology less attractive or obsolete. If we are not successful in manufacturing systems that generate competitively priced electricity, we will not be able to respond effectively to competitive pressures from other renewable energy technologies or improvements to existing technologies.

Moreover, the success of renewable energy generation technologies may cause larger electric utility and other energy companies with substantial financial resources to enter into the renewable energy industry. These companies, due to their greater capital resources and substantial technical expertise, may be better positioned than we are to develop new or improve existing technologies. Our inability to respond effectively to such competition could adversely affect our business, financial condition and results of operations.

We have no manufacturing experience. If we are unable to manufacturing our products in a cost-effective manner, our business will be materially harmed.

We plan to only manufacture the patented critical components of our wave and wind energy systems. To date, we only manufactured these components for use in development and testing and have no commercial manufacturing experience. Our future success depends will depend in part on our ability to develop our manufacturing capability in a cost-effective and efficient, quality manner. In order to meet our growth objectives, we also will need to increase our engineering capabilities. There is intense competition for hiring qualified technical and engineering personnel, and we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

We may be unable to develop efficient, low-cost manufacturing capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes necessary to successfully commercialize our wave and wind energy systems. If we cannot do so, we may be unable to expand our business, satisfy our contractual obligations or become profitable. Even if we are successful in developing our manufacturing capabilities and processes, we may not be able to do so in time to meet our commercialization schedule or satisfy the requirements of our customers.

Failure by third parties to supply or manufacture components of our products or to deploy our systems timely or properly could adversely affect our business, financial condition and results of operations.

We will be highly dependent on third parties to supply or manufacture all other components of our wave and wind energy power systems. If, for any reason, our third-party manufacturers or vendors are not willing or able to provide us with components or supplies in a timely fashion, or at all, our ability to manufacture and sell many of our products could be impaired.

There can be no assurance that these third parties will meet their obligations. Third-party manufacturers and suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to procure their raw material on time, failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these outside manufacturers and suppliers also subjects us to other risks that could harm our business, including:

•	suppliers may make errors in manufacturing components that could negatively impact the effectiveness or safety of our products, or cause delays in shipment of our products;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•

our suppliers may manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver components to us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand for components, which could inhibit their ability to fulfill our orders and meet our requirements.

Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders, which would adversely affect our business, financial condition and results of operations

We plan to market our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We plan to market our products in a number of foreign countries and we are therefore subject to risks associated with having international operations. Risks inherent in international operations include, but are not limited to, the following:

•	changes in general economic and political conditions in the countries in which we operate;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

•

trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our wave and wind energy power systems and make us less competitive in some countries;

•

fluctuations in exchange rates may affect demand for our wave and wind energy power systems and may adversely affect our profitability in US dollars to the extent the price of our wave and wind energy power systems are denominated in a foreign currency;

•	complexity of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we will offer and sell our wave and wind energy power systems;

•	inability to obtain, maintain or enforce intellectual property rights; and

•	difficulty in enforcing agreements in foreign legal systems.

Existing regulations and policies and changes to these or new regulations and policies may present technical, regulatory and economic barriers to the use of wave and/or wind energy technology, which may significantly reduce demand for our wave and wind energy power systems.

The market for electricity generation equipment is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and connection to the power grid. In the United States and in a number of other countries, these regulations and policies currently are being modified and may be modified again in the future. Utility company and independent power producer purchases of, or further investment in the research and development of, alternative energy sources, including wave and wind energy technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our wave and wind energy power systems.

If the renewable energy industry continues to develop and if the generation of power from wave and wind energy in particular achieves commercial acceptance, we anticipate that wave and wind energy technology and their deployment will be subject to increased oversight and regulation. We are unable to predict the nature or extent of regulations that may be imposed or adopted. Any new government regulations or utility policies pertaining to wave or wind energy may result in significant additional expenses to us and our customers and, as a result, could adversely affect our business, financial condition and results of operations.

If we are unable to obtain all necessary regulatory permits and approvals, we will not be able to implement our planned projects.

Development of electric power generating facilities is heavily regulated. We will be dependent on state, federal and regional government agencies for permits and approvals. If we are unable to obtain necessary permits and approvals in connection with any or all of our projects, those projects would not be implemented and our business, financial condition and results of operations would be adversely affected. Further, we cannot assure you that we will be at all times in complete compliance with all such permits and approvals. If we violate or fail to comply with these permits and approvals, we could be fined or otherwise sanctioned by regulators.

We may face hurricane- and storm-related risks and other risks typical of a marine environment which could adversely affect our business, financial condition and results of operations.

Our wave and wind energy power systems will be deployed in the ocean where they could be subject to many hazards including severe storms and hurricanes, which could damage them and result in service interruptions. We cannot predict whether we will be able to recover from our insurance providers the additional costs that we may incur due to damage caused to our wave energy power systems, or whether we will continue to be able to obtain insurance for hurricane- and storm-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our liabilities. Any future hurricane-or storm-related costs could adversely affect our business, financial condition and results of operations.

Since our wave and wind energy power systems can only be deployed in certain geographic locations, our ability to grow our business could be adversely affected.

Not all areas worldwide have appropriate natural resources for our wave and wind energy power systems to harness energy. Seasonal and local variations, and the effect of particular geographical features may limit our ability to deploy our wave and wind energy power systems in certain areas. If we are unable to identify and deploy our wave and/or wind energy power systems at sufficient sites near major population centers, our ability to grow our business could be adversely affected.

We face numerous accident and safety risks and hazards that are inherent in energy operations.

Portions of our operations are subject to hazards and risks inherent in the building, testing, deploying and maintenance of our wave and wind energy systems. These hazards and risks could result in personal injuries, loss of life, and other damages, which may include damage to our properties and the properties of others and other consequential damages, and could lead to the suspension of certain of our operations, large damage claims, damage to our safety reputation and a loss of business. Some of these risks may be uninsurable and some claims may exceed our insurance coverage. Therefore, the occurrence of a significant accident or other risk event or hazard that is not fully covered by insurance could materially and adversely affect our business and financial results and, even if fully covered by insurance, could materially and adversely affect our business due to the impact on our reputation for safety. In addition, the risks inherent in our business are such that we cannot assure you that we will be able to maintain adequate insurance in the future at reasonable rates.

If we are unable to attract and retain qualified personnel, we may not be able to achieve our business objectives.

Currently, we have no direct employees. In order to achieve our anticipated growth, we will need to hire a significant number of qualified technical, commercial and administrative personnel. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we are not able to attract and retain, on acceptable terms, the qualified personnel necessary for the future development of our business, we may not be able to grow our operations at a competitive pace.

Any acquisitions that we make or joint venture agreements that we enter into could adversely affect our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects. We do not have any experience with acquiring companies or products. Any acquisition we pursue could diminish the capital resources otherwise available to us for other uses or be dilutive to our stockholders and could divert management's time and resources from our core operations.

Strategic acquisitions, investments and alliances with third parties could subject us to a number of risks, including risks associated with sharing proprietary information and loss of control of operations that are material to our business. In addition, strategic acquisitions, investments and alliances may be expensive to implement. Moreover, strategic acquisitions, investments and alliances subject us to the risk of non-performance by a counterparty, which may in turn lead to monetary losses that materially and adversely affect our business, financial condition and results of operations.

In the event we are unable to satisfy regulatory requirements relating to internal control over financial reporting, or if our internal controls are not effective, our business and financial results may suffer.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our business and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could also be a material adverse effect on our stock price.

Risks Related to Intellectual Property

If we are unable to obtain or maintain intellectual property rights relating to our technology and products, the commercial value of our technology and products may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

Our success and ability to compete depends in part upon our ability to obtain protection in the United States and other countries for our products by establishing and maintaining intellectual property rights relating to or incorporated into our technology and products. We do not know how successful we would be if we choose to assert our patents against suspected infringers. Our pending and future patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Even if issued, patents may be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection, which could in turn adversely affect our business, financial condition and results of operations.

If we are unable to protect the confidentiality of our proprietary information and know-how, the value of our technology and products could be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how. We generally seek to protect this information in part by confidentiality agreements with our consultants and other third parties. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business, financial condition and results of operations could be adversely affected.

Our products may infringe, or be claimed to infringe, patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. Third parties could bring claims against us that would cause us to incur substantial expenses and, if successfully asserted against us, could cause us to pay substantial damages.

As a result of patent infringement claims, or in order to avoid potential claims, we may choose or be required to seek a license from the third party and be required to pay license fees, royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be forced to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could significantly and adversely affect our business, financial condition and results of operations.

In addition to infringement claims against us, we may become a party to other types of patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. In addition, if we were to license our intellectual property to others, we may be required to indemnify our licensee if the licensed intellectual property is found to be infringing on a third party’s rights. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

Risks Related to our Common Stock

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Currently, our common stock is trading below this threshold. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks; and the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which sets forth the basis on which the broker or dealer made the suitability determination and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

We have never paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

Our stock price is likely to be volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general has recently experienced extreme volatility that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations could result in fluctuations in the price of our common stock, which could cause purchasers of our common stock to incur substantial losses. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	regulatory developments in the United States and foreign countries;

•	developments or disputes concerning patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	quarterly or annual variations in our financial results or those of companies that are perceived to be similar to us;

•	market conditions in the conventional and renewable energy industries and issuance of new or changed securities analysts' reports or recommendations;

•	the failure of securities analysts to cover our common stock or changes in financial estimates by analysts;

•	the inability to meet the financial estimates of analysts who follow our common stock;

•	investor perception of our company and of the renewable energy industry; and

•	general economic, political and market conditions.

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

Item 4.  Mine Safety Disclosure

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

The following table shows the recorded high and low bid quotations of our common shares on the OTC Bulletin Board, however, the trading activity is minimal and therefore the prices may not be meaningful of market value or a represent price at which an investor will pay for or realize on the sale of a share.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
October 1, 2012 – December 31, 2012	--	--
July 1, 2012 – September 30, 2012	--	--
April 1, 2012 – June 30, 2012	1.01	0.30
January 1, 2012– March 31, 2012	1.01	0.25
October 1, 2011 – December 31, 2011	0.23	0.23
July 1, 2011– September 30, 2011	0.21	0.21
April 1, 2011 – June 30, 2011	0.27	0.15
January 1, 2011 – March 31, 2011	1.01	0.07

On April 9, 2013, the price of the common shares was a high of $0.35 and a low of $0.35.

Holders

As of February 28, 2013, there were approximately 21 holders of record of our common stock.

Dividends

We did not issue any stock dividends during our fiscal year ended December 31, 2012.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

On March 26, 2012, the Company issued 1,400,000 common shares to Zenith Equity Group Ltd. pursuant to share subscriptions received.  The shares were issued at a price of $0.36 for cash consideration of $504,000.00.

On April 27, 2012, the Company issued 20,000,000 common shares to Ricardo Prats, the Company’s Chief Executive Officer and sole director, for services provided and to be provided from January 1, 2012 to December 31, 2012.  The shares were issued at a price of $0.30.

All of the shares issued as described above were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S as the securities were issued in an "offshore transaction", as defined in Rule 902(h) of Regulation and the Company did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities.  Neither stockholder was a U.S. person, as defined in Regulation S, and neither were they acquiring the securities for the account or benefit of a U.S. person.

Item 6.  Selected Financial Data

Not applicable.

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

We have only recently begun our current operations, have earned nominal revenues and have accumulated a net loss of $6,641,004 from January 10, 2006 (date of inception) to December 31, 2012.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2012 $	December 31, 2011 $
Current Assets	305,601	299,731
Current Liabilities	487,212	427,415
Working Capital (Deficit)	(181,611)	(127,684)

Cash Flows

	Year ended December 31, 2012 $	Year ended December 31, 2011 $
Cash Flows from (used in) Operating Activities	(146,931)	(73,187)
Cash Flows from (used in) Investing Activities	(296,364)	-
Cash Flows from (used in ) Financing Activities	451,663	370,420
Net Increase (decrease) in Cash During Period	8,368	297,233

Operating Revenues

During the years ended December 31, 2012 and 2011, we did not earn any revenues from operations.

Operating Expenses and Net Loss

During the year ended December 31, 2012, we incurred operating expenses of $6,259,187 compared with operating expenses of $58,925 during the year ended December 31, 2011.  The increase in operating expenses was attributed to increases in professional fees, management fees, general and administrative costs with respect to the acquisition of the intangible assets and amortization of acquired intangible assets of $111,724.

For the year ended December 31, 2012, we incurred a net loss of $6,361,284 compared with a net loss of $88,589 for the year ended December 31, 2011.  In addition to operating expenses, we also incurred $102,097 of interest expense relating to the debt from the acquisition of the intangible assets, which is unsecured, due interest at 10% per annum, and is payable in equal monthly installment.

Liquidity and Capital Resources

As at December 31, 2012, we had a cash balance of $305,601 and total assets of $2,143,852 compared with $297,233 of cash and $1,953,342 total assets as at December 31, 2011.  The increase in cash was due to proceeds received from the issuance of common shares and the increase in total assets was due to the acquisition of intangible assets of $296,364.

As at December 31, 2012, we had total liabilities of $1,189,395 compared with total liabilities of $1,141,601 at December 31, 2011.  The increase in total liabilities was attributed to accrued interest of $ 8,112.33 related to a loan from Zenith Equity Group offset by decreases in accounts payable and accrued liabilities and amounts owed to related parties due to the fact that we had cash flow to repay outstanding obligations in a timelier manner.

As at December 31, 2012, we had a working capital deficit of $181,611 compared with a working capital deficit of $127,684  as at December 31, 2011.  The decrease in working capital deficit was due to the use of cash for operating activity that was not replaced by any new financing activity during the year.

During the year ended December 31, 2012, we issued 1,400,000 common shares for proceeds of $502,600 and issued 20,000,000 common shares with a fair value of  $6,000,000 relating to payment for management services.  On February 24, 2012, our Board of Directors increased our authorized capital of common shares from 70,000,000 common shares to 250,000,000 common shares, with no change in par value.

Cash-flow from Operating Activities

During the year ended December 31, 2012, we used cash of $146,931 for operating activities as compared to use of $73,187 during the year ended December 31, 2011.  The increase in cash used for operating activities during the year was due to payment of outstanding day-to-day obligations incurred during the year and debt service of a loan from Hidroflot S.A.

Cash-flow from Investing Activities

During the years ended December 31, 2012 we invested $ 296,364 as compared to $nil during the year ended December 31, 2011. This investment was related to the acquisition of an intangible asset.

Cash-flow from Financing Activities

During the year ended December 31, 2012, we received proceeds of $451,663 from financing activities compared with $370,420 during the year ended December 31, 2011.  The increase is attributed to proceeds of $504,000 from the issuance of common shares, $ 450,000 related to a loan from Zenith Equity Group and $325 increase in amounts from related parties offset by repayment of outstanding long-term debt of $502,662.

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

December 31, 2011

(Expressed in US dollars)

Index

Report of Independent Registered Public Accounting Firm

F-1

Report of Former Independent Registered Public Accounting Firm

F-2

Balance Sheets

F-3

Statements of Operations

F-4

Statement of Stockholders’ Equity (Deficit)

F-5

Statements of Cash Flows

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ocean Electric, Inc.

We have audited the accompanying balance sheet of Ocean Electric, Inc. (a development stage company) as of December 31, 2012, and the related statement of operations, stockholders’ equity(deficit), and cash flows for the year then ended and the period from Inception (January 10, 2006) through December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of and for the year ended December 31, 2011 were audited by another auditor who expressed an unqualified opinion on April 5, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Electric, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended and the period from Inception (January 10, 2006) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 16, 2013

F-1

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

In our opinion, thefinancial statements referred to above present fairly, in all material respects, the financial position of Ocean Electric Inc.as of December 31, 2011 and 2010, and the result of its operationsand its cash flows for the yearsthen ended December 31, 2011 and 2010 andfor the period from January 10, 2006 (inception) to December 31, 2011in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to thefinancial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

April 5, 2012 (except as to Notes 3 and 8 which are as August 23, 2012)

San Diego, CA. 92111

F-2

OCEAN ELECTRIC INC.
(formerly known as Gold Holding Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	December 31,
	2012	2011

ASSETS

Current assets
Cash	$ 305,601	$ 297,233
Prepaid expenses	-	2,498
Total current assets	305,601	299,731

Other assets
Construction in process (see Note 9)	296,364	-
Intangible assets, net	1,541,887	1,653,611

TOTAL ASSETS	$ 2,143,852	$ 1,953,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and Accrued Liabilities	9,089	2,943
Loan Payable to Related Party	16,121	15,796
Current Portion of Long-Term Debt	462,002	408,676

Total current liabilities	487,212	427,415

Long-Term Liabilities
Long-term debt, Net of Current Portion	702,183	714,186

Total long-term Liabilities	702,183	714,186

TOTAL LIABILITIES	1,189,395	1,141,601

COMMITMENTS (See Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value	-	-
of $ 0.001 per share
Issued and outstanding: nil preferred shares
Common Stock
Authorized: 250,000,000 common shares with a par value
	55,800	34,400

Additional paid in capital	7,539,661	1,057,061
Accumulated Deficit During the Development State	(6,641,004)	(279,720)
TOTAL STOCKHOLDERS' DEFICIT	954,457	811,741

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 2,143,852	$ 1,953,342

The accompanying notes are an integral part of these consolidated financial statements.

F-3

OCEAN ELECTRIC INC.
(formerly known as Gold Holding Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)
			From
			Inception
			(January 10,
	For the Years Ended		2006) through
	December 31,		December 31,
	2012	2011	2012
REVENUES
Revenues	$ -	$ -	$ 4,000
Cost of sales	-	-	-
Gross profit	-	-	4,000

OPERATING EXPENSES
Advertsing and promotion	8,410		8,410
Amortization	111,724	22,227	133,951
General and administrative	139,053	36,698	352,902
Management fees	6,000,000	-	6,000,000
Total operating expenses	6,259,187	58,925	6,495,263

(Loss) from operations	(6,259,187)	(58,925)	(6,491,263)
		-
Other income (expense)
Interest expense	(102,097)	(29,664)	(131,761)
Other Expense	-	-	(17,980)
Total other income (expense)	(102,097)	(29,664)	(149,741)
NET LOSS	$ (6,361,284)	$ (88,589)	$ (6,641,004)

Net loss per Share - Basic and Diluted	$ (0.11)	$ (0.02)

Weighted average common and common equivalent shares outstanding
Basic and diluted	55,800,000	5,680,274

The accompanying notes are an integral part of these consolidated financial statements.

F-4

OCEAN ELECTRIC INC.
(formerly known as Gold Holding Corp.)
(Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From January 10, 2006 (date of inception) through December 31, 2012
(Expressed in US dollars)

				Deficit
				accumulated
	Common Stock		Additional	during the	Total
		Par	Paid-in	development
	Shares	Value	Capital	stage
	#	$	$	$	$

Balance - January 10, 2006 (Date of Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.03 per share	3,800,000	$ 3,800	$ 95,155		$ 98,955
Common stock issued for cash at $0.05 per share	1,100,000	$ 1,100	$ 53,900		$ 55,000
Net Loss for the period	-	-	-	(96,645)	(96,645)

Balance at December 31, 2006	4,900,000	$ 4,900	$ 149,055	$ (96,645)	$ 57,310

Net Loss for the year	-	-	-	(34,639)	(34,639)

Balance at December 31, 2007	4,900,000	$ 4,900	$ 149,055	$ (131,284)	$ 22,671

Net Loss for the year	-	-	-	(34,127)	(34,127)

Balance at December 31, 2008	4,900,000	$ 4,900	$ 149,055	$ (165,411)	$ (11,456)

Net Loss for the year	-	-	-	(12,110)	(12,110)

Balance at December 31, 2009	4,900,000	$ 4,900	$ 149,055	$ (177,521)	$ (23,566)

Net Loss for the year	-	-	-	(13,610)	(13,610)

Balance at December 31, 2010	4,900,000	$ 4,900	$ 149,056	$ (191,131)	$ (37,176)

Common stock issued for cash at $0.10 per share	4,500,000	4,500	445,500	-	450,000
Common stock issued for intangible asset	25,000,000	25,000	432,600	-	457,600
Forgiveness of related party debt			29,906	-	29,906
Net Loss for the year	-	-	-	(88,589)	(88,589)

Balance at December 31, 2011	34,400,000	$ 34,400	$ 1,057,062	$ (279,720)	$ 811,741

Common stock issued for cash at $0.359 per share	1,400,000	1,400	501,200	-	502,600
Issuance shares for services at $0.30	20,000,000	20,000	5,980,000		6,000,000
Net Loss for the year				(6,361,284)	(6,361,284)

Balance at December 31, 2012	55,800,000	$ 55,800	$ 7,539,661	$ (6,641,004)	$ 954,457

The accompanying notes are an integral part of these consolidated financial statements.

F-5

OCEAN ELECTRIC INC.
(formerly known as Gold Holding Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
			From Inception
			(January 10
	For the years ended		2006) through
	December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (6,361,284)	$ (88,589)	$ (6,641,004)

Adjustments to reconcile net earnings to net cash used
in operating activities:
Amortization	111,724	22,227	133,951
Imputed Interest	93,985
Shares issued for services	6,000,000	-	6,000,000
Changes in assets and liabilities, net of effects from acquisitions			-
Accounts payable and accrued liabilities	6,146	(4,327)	6,146
Prepaid expenses	2,498	(2,498)	-

NET CASH USED IN OPERATING ACTIVITIES	(146,931)	(73,187)	(406,922)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of assets	(296,364)	-	(296,364)

NET CASH USED IN INVESTING ACTIVITIES	(296,364)	-	(296,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	325	15,796	46,027
Repayments of note payable	(502,662)	(95,376)	(598,038)
Common stock issued for cash	504,000	450,000	1,107,955
Proceeds from loan payable	450,000	-	450,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	451,663	370,420	1,005,944

NET CHANGE IN CASH	8,368	297,233	302,658
CASH BALANCES
Beginning of period	297,233	-	-

End of period	$ 305,601	$ 297,233	$ 302,658

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Debt forgiveness from related party	$ -	$ 29,606	$ 29,606
Common stock issued for intangible assets	$ -	$ 457,600	$ 457,600
Note payable issued for intangible assets	$ -	$ 1,218,238	$ 1,218,238
Common stock issued for services	$ 6,000,000	$ -	$ 6,000,000

SUPPLEMENTAL DISCLOSURES
Interest paid	$ 93,985	$ 29,664	$ 123,649
Income tax paid		$ -	$ 675,000

The accompanying notes are an integral part of these consolidated financial statements.

F-6

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2012, the Company has a working capital deficit of $181,611 and an accumulated deficit of $6,641,004. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2012 and 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

3.

Intangible Assets

			December 31,	December 31,
			2012	2011
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Wave energy technology	1,218,238	101,018	1,117,219	1,198,435
Wind energy technology	457,600	30,508	424,668	455,176

	1,675,838	131,526	1,541,887	1,653,611

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

Estimated Amortization Expense	$

For the year ended December 31, 2013	111,724
For the year ended December 31, 2014	111,724
For the year ended December 31, 2015	111,724
For the year ended December 31, 2016	111,724

4.     Long-Term Debt

	December 31, 2012	December 31, 2011

Loan Payable	1,164,185	1,122,862

Less: Current Portion	(462,002)	(408,676)
	702,183	714,186

F-8

On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group providing for a loan of $450,000.  The loan will accrue simple interest of 3.5% on the outstanding principal amount and to be repaid in full due on or before June 27, 2015.  As at December 31, 2012, the loan amount is $450,000 (2011 - $nil) and accrued interest is $8,112.33.

As at December 31, 2012, the Company owed $714,186 (2011 - $1,122,862) of debt relating to the acquisition of the wave energy technology, as noted in Note 3.  The amount owing is payable in equal monthly installments as follows:

	Total Payment	Unrealized Interest	Principal

2013	512,712	50,710	462,002
2014	257,577	5,393	252,184

Total	$757,797	150,089	714,186

The repayment schedule for the note payable is accelerated to three equal monthly payments of the remaining outstanding amounts at such time where the Company generates $10,000,000 in direct revenues from the technology.

The Company is required to make the following principal repayments on the long-term debt:

$

2013	462,002
2014	252,184
2015	450,000
Total	1,164,186

5.     Related Parties Transactions

a)

As at December 31, 2012, the Company owed $15,796 (2011 - $15,796) to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at December 31, 2012, the Company owed $325 (2011 - $nil) to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

On December 13, 2011, the Company purchased the rights to an off-shore wind energy technology from Green & Blue Sustainable Technologies, a company solely owned by the President of the Company, for 25,000,000 common shares with a fair value of $457,600 (see note 3).

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

F-9

7.     Income Taxes

The Company has $6,641,004 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2027.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2012 and 2011, the Company had no uncertain tax positions.

	December 31, 2012 $	December 31, 2011 $

Net loss before taxes	6,361,284	88,589
Statutory rate	34%	34%

Computed expected tax recovery	2,162,837)	30,120
Change in valuation allowance	(2,162,837)	(30,120)

Income tax provision	–	–

8.      Increase of Authorized Capital

On February 24, 2012, the Company increased the number of authorized common shares from 70,000,000 common shares to 250,000,000 common shares with a par value of $0.001 per share.

9.     Commitments

         On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $ 395,152, to be paid according to the following schedule:

·

50% ($197,576) upon signing of the agreement (paid);

·

25% (98,788) prior to the commencement of animation (paid); and

·

25% ($98,788) on delivery of the final video project

As of December 31, 2012, the amount paid to the production company was $ 296,364.00 (2011 - $nil).

F-10

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

(a)    On November 28, 2012, the company dismissed its independent registered public accounting firm, PLS CPAs (the “Former Accountant”).  The company's decision to dismiss the Former Accountant was approved by its board of directors on November 28, 2012.

The report of the Former Accountant on the financial statements of the company for each of the two most recent fiscal years, and its reviews of interim financial statements contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.  There have been no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountant to make reference thereto in its report on the company’s financial statements.

The company requested that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  The requested letter was attached as Exhibit 16.1 to the Form 8-K filed on November 28, 2012.

(b)   Effective November 28, 2012, the company engaged Drake & Klein CPAs (“Drake & Klein”) to serve as the company’s new independent registered public accounting firm.  The engagement of Drake & Klein as the company’s new independent registered public accounting firm was approved by the company’s board of directors.  Neither the company, nor anyone on its behalf, consulted Drake & Klein during the company’s two most recent fiscal years and any subsequent interim period prior to the company’s engagement of Drake & Klein regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2012.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants.  We do not have a separately designated audit committee.  This weakness is due to our lack of sufficient working capital to hire additional staff.  To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our current directors and officers are as follows:

Name	Age	Position
Ricardo Prats	48	Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer
James B. Panther	39	Secretary

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

Ricardo Prats, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Ricardo Prats has been our President, Chief Executive Officer, Chief Financial Officer, Treasurer and sole Director since December 31, 2011, and was our Secretary until December 28, 2012. From May 2005 to present, Mr. Prats has been the owner and Chief Executive Officer of Hidroflot, S.A., a private company involved in wave renewables energies.  Mr. Prats also created and funded Asturflot, S.A. in 2008 and Ocean Electric de Cantabria, S.L. in 2009.  Both of these companies are subsidiaries of Hidroflot devoted to marine renewables energy production in the north coast of Spain.  In 2010, Mr. Prats, founded and is the sole shareholder of Green & Blue Sustainable Technologies, a private company whose aim was to develop a new wind energy turbine concept.  In 2011, Mr. Prats founded and is the sole shareholder of Green & Drive Electric, a private company that is devoted to the commercialization of electric vehicles for sustainable mobility.

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

James B. Panther, Secretary

James B. Panther has been our Secretary since December 28, 2012.  Mr. Panther has for over the past forty years been an attorney and served as CEO and Director of various private companies.  In 1972, Mr. Panther began his career with the national CPA firm of Arthur Young and Company (Ernst & Young).   In the 1980’s he served as CEO of Mohave Feed and Fuel, Inc., a company involved in energy conservation through the production and sale of electricity to energy providers in California.

Since 1996 Mr. Panther has been engaged, on a full time basis, in the practice of business and corporate law. He is a member of the American and California Bar Associations. He holds a Bachelor of Arts in Finance (B.A.) degree from the University of Washington, a Master Degree in Business Administration (M.B.A.) from Seattle University and a Juris Doctorate degree (J.D.) from California Western School of Law.

There are no family relationships among our officers or directors.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that none of the Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2012, were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

As of December 31, 2012 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

We do not have a standing audit committee or an audit committee financial expert. The functions of an audit committee are currently carried out by our Board of Directors.  We currently have no operating revenues and have no independent directors. If we are able to grow our business and generate revenues from our operations in the future, then we will likely seek out and retain independent directors and form an audit committee.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function.  It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.  Our sole director is also is an executive officer of the Company.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).  None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended December 31, 2012.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ricardo Prats(1)	2012			6,000,000
	2011	0	0	0	0	0	0	0	0

James B. Panther (2)	2012	0	0	0	0	0	0	0	0

Francisco Quiros Krum(3)	2011	0	0	0	0	0	0	0	0

(1)

Mr. Prats is our President, Chief Executive Officer, Chief Financial Officer, Treasurer and sole Director.

(2)

Mr. Panther was appointed our Secretary on December 28, 2012.

(3)

Mr. Krum was our President Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director from June 9, 2011 until December 21, 2011.

Mr. Prats spends approximately 25% of his time on our business.  The compensation amount recorded in the above table was paid by the issuance of 20,000,000 shares of common stock, valued at $.30 per share.

As of April 4, 2013, there are no cash compensation arrangements in place for any of the executives.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2012, we did not have any unexercised stock options held by any of our executive officers.

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

Change of Control

As of December 31, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of April 10, 2013, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of April 15, 2013, there were 55,800,000 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of April 10, 2013.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (2)
Ricardo Prats 112 North Curry Street Carson City, Nevada 89703	45,000,000	(1)	80.6%
James B. Panther 112 North Curry Street Carson City, Nevada 89703	0		--
All Executive Officers and Directors as a Group (2 people)	45,000,000	(1)	80.6%
Francisco Quiros Krum Paraguay 3870 9º C 1428 Buenos Aires Argentina	3,500,000		6.2%
Zenith Equity Group Ltd. 3 Peterhouse Road Sutton, Macclesfield Cheshire, United Kingdom	5,900,000		10.57%

(1)

Held by Green & Blue Sustainable Technologies

(2)

Calculated based on 55,800,000 issued and outstanding shares as April 15, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On June 26, 2012, the company entered into a loan agreement with Zenith Equity Group, a shareholder of the company, providing for a loan of $450,000.  The loan will accrue simple interest of 3.5% on the outstanding principal amount and to be repaid in full due on or before June 27, 2015.  As at December 31, 2012, the loan amount was $450,000 and accrued interest was $8,112.33.

On April 27, 2012, the company issued to a company owned by Mr. Prats, our sole director and our principal executive officer, 20,000,000 shares of common stock in payment for services to be performed by Mr. Prats to the company during the 2012 calendar year.  The stock had a per share value of $0.30, for an aggregate consideration of $6,000,000 which was recorded as pre-paid expense during the reporting year.

On October 3, 2011, the company purchased the rights to a wave energy technology from Hidroflot, S.A., a company which our sole director and our principal executive officer had founded and owned for $1,400,000.  As at December 31, 2012, the company owed $ 714,186 of the purchase price, and is reflected as debt relating to the acquisition of the wave energy technology on the financial statements of the company.  The purchase price amount is payable in equal monthly installments of $42,424, and carries interest at the rate of 0.833333%.  The payments will be accelerated to three equal monthly payments of the outstanding balance once the company generates revenues of $10,000,000 from the technologies.

On December 13, 2011, the company we purchased the rights to an off-shore wind energy technology from Green & Blue Sustainable Technologies, a company solely owned by our sole director and our principal executive officer, for 25,000,000 common shares with a fair value of $5,750,000.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of our total assets for the last fiscal year.

Director Independence

Our sole director, Ricardo Prats, is also an executive officer of the company and is therefore not independent. The OTC Bulletin Board on which our common shares are listed on does not have any director independence requirements.

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our current principal accountant, Drake & Klein CPAs, and our previous principal accountant, PLS CPAs.

Description of Service	Year ended December 31, 2012 ($)	Year ended December 31, 2011 ($)
Audit fees	5,000	9,500
Audit-related fees		-
Tax fees		-
All other fees		-
Total	5,000	9,500

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2012.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (filed as an exhibit to the Form S-2, as filed with the Securities and Exchange Commission on December 21, 2006, and incorporated herein by reference).
3.2

Certificate of Amendment to Articles of Incorporation  (filed as an exhibit to the Form 8-K, as filed with the Securities and Exchange Commission on February 29, 2012, and incorporated herein by reference).

3.3	Bylaws of the registrant (filed as an exhibit to the Form S-2, as filed with the Securities and Exchange Commission on December 21, 2006, and incorporated herein by reference).
10.1*	Purchase and Sale Agreement, dated October 3, 2011, by and between Hidroflot, S.A. and the Company
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

*  FILED HEREWITH

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

OCEAN ELECTRIC INC.

Date: April 16, 2013	By: /S/ Ricardo Prats
Ricardo Prats, Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Ricardo Prats Ricardo Prats	President, Chief Executive Officer, Chief Financial Officer and Director	April 16, 2013

