Form 10-Q
period 2013-03-31
Ocean Electric Inc.
filed 2013-05-20
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐       Accelerated filer ☐        Non-accelerated filer ☐      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☑

As of  May 10, 2013 the registrant’s outstanding stock consisted of 55,800,000 common shares at $.001 par value.

OCEAN ELECTRIC INC.

2

PART I - FINANCIAL INFORMATION

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

June 30, 2012

3

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Balance Sheets

(unaudited)

	March 31,	December 31,
	2013	2012

ASSETS	(Unaudited)

Current assets
Cash	$ 96,309	$ 305,601
Total current assets	96,309	305,601

Other assets
Prepaid Marketing Expenses (see Note 7)	296,364	296,364
Intangible assets, net	1,513,956	1,541,887

TOTAL ASSETS	$ 1,906,629	$ 2,143,852

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and Accrued Liabilities	12,478	9,089
Loan Payable to Related Party	16,121	16,121
Current Portion of Long-Term Debt	438,739	462,002

Total current liabilities	467,338	487,212

Long-Term Liabilities
Long-term debt, Net of Current Portion	577,359	702,183

Total long-term Liabilities	577,359	702,183

TOTAL LIABILITIES	1,044,697	1,189,395

COMMITMENTS (See Note 7)

STOCKHOLDERS' EQUITY
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value	-	-
of $ 0.001 per share
Issued and outstanding: nil preferred shares
Common Stock
Authorized: 250,000,000 common shares with a par value
of $ 0.001 per share; 55,800,000 and 55,800,000 Issued	55,800	55,800
and Outstanding as of March 31, 2013 and Dec 31, 2012
Additional paid in capital	7,539,661	7,539,661
Accumulated Deficit During the Development State	(6,733,529)	(6,641,004)
TOTAL STOCKHOLDERS' EQUITY	861,932	954,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,906,629	$ 2,143,852

(The accompanying notes are an integral part of these financial statements)

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Operations

(unaudited)

			From
			Inception
	Three Months Ended		(January 10,2006)	January 10, 2006
	March 31,		Through	through December 31,
	2013	2012	March 31, 2013	2011
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Revenues	$ -	$ -	$ 4,000	4000
Cost of sales	-	-	-	-
Gross profit	-	-	4,000	4,000

OPERATING EXPENSES
Advertsing and promotion	-		8,410	8,410
Amortization	27,931	116,137	161,882	133,951
General and administrative	32,742	31,791	385,644	352,902
Management fees	6,000	1,500,000	6,006,000	6,000,000
Total operating expenses	66,673	1,647,928	6,561,936	6,495,263

(Loss) from operations	(66,673)	(1,647,928)	(6,557,936)	(6,491,263)
		-
Other income (expense)
Interest expense	(25,852)	(27,261)	(157,613)	(131,761)
Other Expense	-	-	(17,980)	(17,980)
Total other income (expense)	(25,852)	(27,261)	(175,593)	(149,741)
NET LOSS	$ (92,525)	$ (1,675,189)	$ (6,733,529)	$ (6,641,004)

Net loss per Share - Basic and Diluted	$ (0.00)	$ (0.05)

Weighted average common and common equivalent shares outstanding
Basic and diluted	55,800,000	34,492,308

(The accompanying notes are an integral part of these financial statements)

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Statements of Cash flows

(unaudited)

			From Inception	From Inception
			(January 10	(January 10
	Three Months Ended		2006) through	2006) through
	March 31,		March 31,	December 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (92,525)	$ (1,675,189)	$ (6,733,529)	$ (6,641,004)

Adjustments to reconcile net earnings to net cash used
in operating activities:
Amortization	27,931	116,137	161,882	133,951
Imputed Interest	3,884	27,261	97,869	93,985
Shares issued for services	-	1,500,000	6,000,000	6,000,000
Changes in assets and liabilities, net of effects from acquisitions	-	-	-	-
Accounts payable and accrued liabilities	(494)	6,097	8,595	9,089
Prepaid expenses	-	1,249	-	-

NET CASH USED IN OPERATING ACTIVITIES	(61,204)	(24,445)	(465,183)	(403,979)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	-	-	-	-
Acquisitions of assets	-	-	(296,364)	(296,364)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(296,364)	(296,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	-	46,027	46,027
Repayments of note payable	(148,088)	(125,040)	(746,126)	(598,038)
Common stock issued for cash	-	504,000	1,107,955	1,107,955
Proceeds from loan payable	-	-	450,000	450,000

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(148,088)	378,960	857,856	1,005,944

NET CHANGE IN CASH	(209,292)	354,515	96,309	305,601
CASH BALANCES
Beginning of period	305,601	297,233	-	-

End of period	$ 96,309	$ 651,748	$ 96,309	305,601

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Debt forgiveness from related party	$ -	$ -	$ 29,606	29,606
Common stock issued for intangible assets	$ -	$ -	$ 457,600	$457,600
Note payable issued for intangible assets	$ -	$ -	$ 1,218,238	1,218,238
Common stock issued for services	$ -	$ -	$ 6,000,000	6,000,000

SUPPLEMENTAL DISCLOSURES
Interest paid	$ 25,852	$ 27,261	$ 149,501	123,649
Income tax paid		$ -	$ -	0

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of March 31, 2013, the Company has negative working capital of $371,029 and an accumulated deficit of $6,733,529.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.Summary of Significant Accounting Policies

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

d)    Interim Financial Statements

The interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations.
F-4

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

g)   Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As of March 31, 2013, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

i)     Prepaid Marketing Expenses

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152.  As at March 31, 2012, the Company incurred $296,364 on the project.

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
F-6

3.Intangible Assets

			March 31,	December 31,
			2013	2012
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Wave energy technology	1,218,238	121,323	1,096,915	1,117,219
Wind energy technology	457,600	40,559	417,041	424,668

	1,675,838	161,882	1,513,956	1,541,887

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

Estimated Amortization Expense	$

For the year ended December 31, 2013	111,724
For the year ended December 31, 2014	111,724
For the year ended December 31, 2015	111,724
For the year ended December 31, 2016	111,724
After December 31, 2016	1,094,991
Total	1,541,887

4. Long-Term Debt

	March 31, 2013	December 31, 2012
Loan Payable (Hidroflot and Zenith Equity Group)	$1,016,098	$1,164,185
Less: Current portion	(438,739)	(462,002)
Long-Term Liabilities	$577,359	$702,183

On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group providing for a loan of $450,000.  The loan will accrue simple interest of 3.5% on the outstanding principal amount and to be repaid in full due on or before June 27, 2015.  As at March 31, 2013 and December 31, 2012, the loan amount is $450,000  and accrued interest is $11,995.

As at March 31, 2013 and December 31, 2012, the Company owed $566,098 and  $714,185, respectively of debt relating to the acquisition of the wave energy technology, as noted in Note 3.  The amount owing is payable in equal monthly installments as follows:

	Total Payment	Unrealized Interest	Principal
	$	$	$

2013	342,665	28,751	313,915
2014	259,577	7,394	252,183

Total	602,242	36,145	566,098

The repayment schedule for the note payable is accelerated to three equal monthly payments of the remaining outstanding amounts at such time where the Company generates $10,000,000 in direct revenues from the technology.

The Company is required to make the following principal repayments on the long-term debt:

$

2013	313,915
2014	252,183
2015	450,000

Total	1,016,098

5.   Related Party Transactions

a)     As at March 31, 2013 and December 31, 2012, the Company owed $16,121 to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)    As at March 31, 2013 and December 31, 2012, the Company owed $325 to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

e)     On April 27, 2012, the Company issued 20,000,000 shares with a fair value of $6,000,000 to the director for serviced provided and to be provided from January 1, 2012 to December 31, 2012

6. Share Capital

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

7. Commitments

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152, to be paid according to the following schedule

·

50% ($197,576) upon signing of the agreement (paid);

·

25% ($98,788) prior to commencement of animation (paid); and

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

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $96,309 and a working capital deficit  of $371,029.  As of March 31, 2013 our accumulated deficit was $6,733,529.  For the three months ended March 31, 2013 our net loss was $92,525 compared to net loss of $1,675,189 during the same period in 2012.  This decrease in net loss was due to reduced management fees and reduced amortization and interest expenses.

We used net cash of $61,204 from operating activities for the three months ended March 31, 2013 compared to used net cash of $24,445 in operating activities for the same period in 2012.  We did not use any money in investing activities for the three months ended March 31, 2012 and for the same period in 2012.  We used net cash of $148,088 in financing activities for the three months ended March 31, 2013 compared to receiving net cash of $378,960 in financing activities for the same period in 2012.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at March 31, 2013, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and from inception to March 31, 2013.

Limited Revenues

Since our inception on January 10, 2006 to March 31, 2013, we have earned limited revenue of $4,000.  As of March 31, 2013, we have an accumulated deficit of $6,733,529 and we did not earn any revenues during the three months ending on March 31, 2013.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 3, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $92,525 for the three months ended March 31, 2013, compared to a net loss of $1,675,189 for the same period in 2012.  This reduction in net loss was due to a decrease in management fees, interest and amortization expenses.  From inception on January 10, 2006 to March 31, 2013, we have incurred a net loss of $6,733,529.  Our basic and diluted loss per share was $0.00 for the three months ended March 31, 2013, and $0.05 for the same period in 2012.

Expenses

Our total operating expenses decreased from $1,647,928 to $66,673 for the three months ended March 31, 2013 compared to the same period in 2012.  This decrease in expenses is mostly due to lower management fees.  Since our inception on January 10, 2006 to March 31, 2013, we have incurred total operating expenses of $6,561,936.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting.  As of March 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

As of March 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act.  Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the date of filing this annual report applicable for the period covered by this report.

Changes in internal controls.

During the period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of May 10, 2013 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and User of Proceeds Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure.

Not Applicable.

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

OCEAN ELECTRIC INC.
(REGISTRANT)

Date: May 20, 2013	/s/ Ricardo Prats
Ricardo Prats
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

