Form 10-Q/A
period 2012-09-30
Ocean Electric Inc.
filed 2013-06-05
CIK 1358099

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, which the Registrant previously filed with the Securities and Exchange Commission on November 11, 2012 (the “Original Filing”).  The Registrant is amending its filing because the Registrant has just learned that it had erroneously checked that it was a shell company.  The Registrant ceased to be a shell company as of May 15, 2012, when the Registrant filed a Registration Statement on Form S-1 that contained “Form 10 information” as defined in paragraph (i)(3) of Rule 144 of the General Rules and Regulations promulgated under the Securities Act of 1933.

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

OCEAN ELECTRIC INC.
(REGISTRANT)

Date: June 4, 2013	/s/ Ricardo Prats
Ricardo Prats
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

