Form 10-Q
period 2013-06-30
Ocean Electric Inc.
filed 2013-09-17
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2013

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

As of September 9, 2013 the registrant’s outstanding stock consisted of 55,800,000 common shares at $.001 par value.

OCEAN ELECTRIC INC.

2

PART I - FINANCIAL INFORMATION

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

3

OCEAN ELECTRIC INC.
(formerly known as Gold Holding Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2013	2012

ASSETS	(Unaudited)

Current assets
Cash	$ 8,516	$ 305,601

Total current assets	8,516	305,601

Other assets
Prepaid Marketing Expenses (see Note 8)	296,364	296,364
Intangible assets, net	1,486,025	1,541,887

TOTAL ASSETS	$ 1,790,905	$ 2,143,852

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and Accrued Liabilities	77,935	9,089
Loan Payable to Related Party	16,121	16,121
Current Portion of Long-Term Debt	490,189	462,002

Total current liabilities	584,245	487,212

Long-Term Liabilities
Long-term debt, Net of Current Portion	450,000	702,183

Total long-term Liabilities	450,000	702,183

TOTAL LIABILITIES	1,034,245	1,189,395

COMMITMENTS (See Note 8)

STOCKHOLDERS' EQUITY
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value	-	-
of $ 0.001 per share
Issued and outstanding: nil preferred shares
Common Stock
Authorized: 250,000,000 common shares with a par value
of $ 0.001 per share; 55,800,000 and 55,800,000 Issued	55,800	55,800
and Outstanding as of June 30, 2013 and Dec 31, 2012
Additional paid in capital	7,539,661	7,539,661
Other Comprehensive Income (Loss)	(1,055)	-
Accumulated Deficit During the Development State	(6,837,746)	(6,641,004)
TOTAL STOCKHOLDERS' EQUITY	756,660	954,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,790,905	$ 2,143,852

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.
(formerly known as Gold Holding Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)
					From
					Inception
	Three Months Ended		Six Months Ended		(January 10,2006)
	June 30,		June 30,		Through
	2013	2012	2013	2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Revenues	$ -	$ -	$ -	$ -	$ 4,000
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	-	4,000

OPERATING EXPENSES
Advertsing and promotion	-		-		8,410
Amortization	27,931	27,931	55,862	55,862	189,813
General and administrative	51,056	44,565	83,798	76,356	436,700
Management fees	12,183	1,500,000	18,183	3,000,000	6,018,183
Total operating expenses	91,170	1,572,496	157,843	3,132,218	6,653,106

(Loss) from operations	(91,170)	(1,572,496)	(157,843)	(3,132,218)	(6,649,106)
		-		-
Other income (expense)
Interest expense	(18,077)	(24,969)	(38,899)	(52,230)	(170,660)
Other Expense	-	-	-	-	(17,980)
Total other income (expense)	(18,077)	(24,969)	(38,899)	(52,230)	(188,640)
NET LOSS	$ (109,247)	$ (1,597,465)	$ (196,742)	$(3,184,448)	$ (6,837,746)

Net loss per Share - Basic and Diluted	$ (0.00)	$ (0.03)	$ (0.00)	$ (0.08)	$ (0.13)

Weighted average common and common equivalent shares outstanding
Basic and diluted	55,800,000	50,085,714	55,800,000	42,289,011	54,197,168

Other Comprehensive income:
Foreign Currency Translation Adjustment	(1,055)	-	(1,055)	-	(1,055)
Comprehensive Income (Loss)	$ (110,302)	$ (1,597,465)	$ (197,797)	$(3,184,448)	$ (6,838,801)

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC. (formerly known as Gold Holding Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
			From Inception
			(January 10
	Six Months Ended		2006) through
	June 30,		June 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (196,742)	$ (3,184,448)	$ (6,837,746)

Adjustments to reconcile net earnings to net cash used
in operating activities:
Amortization	$ 55,862	55,862	189,813
Imputed Interest	$ -	52,058	-
Shares issued for services	$ -	3,000,000	6,000,000
Changes in assets and liabilities, net of effects from acquisitions	$ -	-	-
Accounts payable and accrued liabilities	$ 49,331	12,218	58,420
Prepaid expenses	$ -	2,498	-

NET CASH USED IN OPERATING ACTIVITIES	(91,549)	(61,812)	(589,513)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	$ -	-	-
Acquisitions of assets	$ -	(197,576)	(296,364)

NET CASH USED IN INVESTING ACTIVITIES	-	(197,576)	(296,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	$ -	-	46,027
Repayments of note payable	$ (223,996)	(250,080)	(728,049)
Common stock issued for cash	$ -	504,000	1,107,955
Proceeds from loan payable	$ 19,515	450,000	469,515

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(204,481)	703,920	895,448

NET CHANGE IN CASH	(296,030)	444,532	9,571
FOREIGN CURRENCY TRANSLATION LOSS-OCI	(1,055)	-	(1,055)
CASH BALANCES
Beginning of period	305,601	297,233	-

End of period	$ 8,516	$ 741,765	$ 8,516

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Debt forgiveness from related party	$ -	$ -	$ 29,606
Common stock issued for intangible assets	$ -	$ -	$ 457,600
Note payable issued for intangible assets	$ -	$ -	$ 1,218,238
Common stock issued for services	$ -	$ 6,000,000	$ 6,000,000

SUPPLEMENTAL DISCLOSURES
Interest paid	$ 31,088	$ 52,058	$ 154,736.65
Income tax paid	$ -	$ -	$ 675,000

The accompanying notes are an integral part of these financial statements.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of June 30, 2013, the Company has negative working capital of $575,729 and an accumulated deficit of $6,837,746.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)    Interim Financial Statements

The interim financial information referred to above are condensed and should be read in conjunction with the Company’s latest financial statements. The interim disclosures generally do not repeat those in the annual statements. The interim financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations.

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

f)     Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value.  A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  ASC 820 prioritizes the inputs into three levels that may be used to measure fair value

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

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

g)   Comprehensive Loss and Other Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  For the six months ended June 30, 2013, the Company recorded $1,055 in other comprehensive income due to the mark to market adjustment of cash and liabilities. There was no other comprehensive income for the same period in 2012.

Net Income (Loss) and Comprehensive Income for the Six Months Ended June 30, 2013:

Revenues	$0
Expenses	196,742
Net Income (Loss)	($196,742)

Other Comprehensive Income, net of tax:
Foreign currency adjustments	($1,055)

Other Comprehensive Income (Loss)	($1,055)
Comprehensive Income (Loss)	($197,797)

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

i)     Prepaid Marketing Expenses
On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152.  As at June 30, 2013, the Company incurred $296,364 on the project. The Company intends to capitalize this project when it is completed.

j)      Intangible Assets
Intangible assets are comprised of patents and licenses relating to wave energy and wind energy technology.  The intangible assets are externally acquired and are amortized straight-line over a useful life of fifteen years with zero residual value.

k)     Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value

l)      Income Taxes

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

3.Intangible Assets

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)

Wave energy technology	1,218,238	1,218,238
Wind energy technology	457,600	457,600

Gross intangibles	1,675,838	1,675,838

Accumulated amortization	(189,813)	(133,951)

Net intangible assets	$1,486,025	$1,541,887

The amortization expense for the three months ending June 30, 2013 was $27,931, compared to $27,931 for the same period in 2012. The amortization for the six months ending June 30, 2013 was $55,862, compared to $55,862 for the same period in 2012.

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

Estimated Amortization Expense	$

For the year ended December 31, 2013	55,862
For the year ended December 31, 2014	111,724
For the year ended December 31, 2015	111,724
For the year ended December 31, 2016	111,724
After December 31, 2016	1,094,991
Total	1,486,025

4. Long-Term Debt

	June 30, 2013	December 31, 2012
Loan Payable (Hidroflot and Zenith Equity Group)	$940,189	$1,164,185
Less: Current portion	(490,189)	(462,002)
Long-Term Liabilities	$450,000	$702,183

On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group providing for a loan of $450,000.  The loan will accrue simple interest of 3.5% on the outstanding principal amount and to be repaid in full due on or before June 27, 2015.  As at June 30, 2013 and December 31, 2012, the loan amount is $450,000  and accrued interest is $15,923.

On April 3, 2013, the Company received an unsecured loan from Hidroflot, S.A. of $ 19,515. There is no interest rate associated to the outstanding principal and a repayment schedule has not yet been established as of August 21, 2013.

As at June 30, 2013 and December 31, 2012, the Company owed $490,189 and  $714,186, respectively of debt relating to the acquisition of the wave energy technology, as noted in Note 3.  The amount owing is payable in equal monthly installments as follows:

	Total Payment	Unrealized Interest	Principal
	$	$	$

2013	300,151	24,033	276,118
2014	259,577	7,394	252,183

Total	559,728	31,427	528,301

The repayment schedule for the note payable is accelerated to three equal monthly payments of the remaining outstanding amounts at such time where the Company generates $10,000,000 in direct revenues from the technology.

As of June 30, 2013, the Company did not make a payment of a monthly installment due on the current reporting period. The $490,189 balance disclosed as the Current Portion of the outstanding note is net of $ 38,111 unpaid principal, which has been classified as Accounts Payable.

The Company is required to make the following principal repayments on the long-term debt:

$

2013	238,006
2014	252,183
2015	450,000

Total	940,189

5. Accounts Payable

On June 30, 2013, the Company recorded $ 42,514 in Accounts Payable to reflect an installment of the Hidroflot Loan that remained unpaid as of the end of the period.

On April 3, 2013, the Company received an unsecured loan from Hidroflot, S.A. of $ 19,515. There is no interest rate associated to the outstanding principal and a repayment schedule has not yet been established as of September 9, 2013.

As of June 30, 2013, the Company had a balance of $77,935 in Accounts Payable in comparison to $ 9,089 as of December 31, 2012.

6.   Related Party Transactions

a)     As at June 30, 2013 and December 31, 2012, the Company owed $15,796 to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)    As at June 30, 2013 and December 31, 2012, the Company owed $325 to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

b)      On March 26, 2012, the Company issued 1,400,000 common shares for proceeds of $ 504,000.

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

The video production is scheduled to be completed in October 2013. The Company intends to capitalize this project when it is completed it will depreciate it in two years.

9. Subsequent Events

As of June 30, 2013, interest expense of $5,030 was reclassified from the 1st quarter expense to a second quarter expense.  The total interest reported for June 30, 2013 is appropriate.  Also, certain amounts on the inception to date statement of cash flows have been reclassified from operating to financing activity to conform with the June 2013 numbers.

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

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $8,516 and a working capital deficit of $575,729.  As of June 30, 2013 our accumulated deficit was $6,837,746.  For the six months ended June 30, 2013 our net loss was $196,742 compared to net loss of $3,184,448 during the same period in 2012.  This decrease in net loss was due to reduced management fees.

We used net cash of $91,549 from operating activities for the six months ended June 30, 2013 compared to the net cash of $61,812 used in operating activities for the same period in 2012.  We did not use any money in investing activities for the six months ended June 30, 2013 compared to the net cash of $197,576 used in investing activities for the same period in 2012.  We used net cash of $204,481 in financing activities for the six months ended June 30, 2013 compared to receiving net cash of $703,920 in financing activities for the same period in 2012.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at June 30, 2013, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and from inception to June 30, 2013.

Limited Revenues

Since our inception on January 10, 2006 to June 30, 2013, we have earned limited revenue of $4,000.  As of June 30, 2013, we have an accumulated deficit of $6,837,746 and we did not earn any revenues during the three months ending on June 30, 2013.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $109,247 for the three months ended June 30, 2013, compared to a net loss of $1,597,465 for the same period in 2012.  This reduction in net loss was due to a decrease in management fees.  From inception on January 10, 2006 to June 30, 2013, we have incurred a net loss of $6,837,746.  Our basic and diluted loss per share was $0.00 for the three months ended June 30, 2013, and $0.03 for the same period in 2012.

Expenses

Our total operating expenses decreased from $1,572,496 to $91,170 for the three months ended June 30, 2013 compared to the same period in 2012.  This decrease in expenses is mostly due to lower management fees.  Since our inception on January 10, 2006 to June 30, 2013, we have incurred total operating expenses of $6,653,106.

Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Limited Revenues

We did not earn any revenues during the six months ending on June 30, 2013, and we did not earn any revenues earned during the same period in 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Income/Loss

We had a net loss of $196,742 for the six months ended June 30, 2013, compared to a net loss of $3,184,448, for the same period in 2012.  This decrease in net loss was mostly due to lower management fees.  Our basic and diluted net income (loss) per share was ($0.00) for the six months ended June 30, 2013, and ($ 0.08) for the same period in 2012.

Expenses

Our total operating expenses decreased from $3,132,218 to $157,843 for the six months ended June 30, 2013 compared to the same period in 2012.  This decrease in expenses is mostly due to lower management fees.

Inflation

We have not experienced any impact on our operations from inflationary factors.  The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if inflation was a factor and was reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 9, 2013 there are no material pending legal proceedings, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

OCEAN ELECTRIC INC.
(REGISTRANT)

Date: September 17, 2013	/s/ Ricardo Prats
Ricardo Prats
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

