Form 10-Q
period 2013-09-30
Ocean Electric Inc.
filed 2013-11-19
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2013

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

As of November 15, 2013 the registrant’s outstanding stock consisted of 55,800,000 common shares at $.001 par value.

OCEAN ELECTRIC INC.

2

PART I - FINANCIAL INFORMATION

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

3

OCEAN ELECTRIC INC.
(formerly known as Gold Holding Corp.)
(A Development Stage Company)
Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2013	2012

ASSETS	(Unaudited)

Current assets
Cash	$ 4,304	$ 305,601

Total current assets	4,304	305,601

Other assets
Prepaid Marketing Expenses (see Note 7)	296,364	296,364
Intangible assets, net	1,458,094	1,541,887

TOTAL ASSETS	$ 1,758,762	$ 2,143,852

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and Accrued Liabilities	165,472	9,089
Loan Payable to Related Party	22,064	16,121
Current Portion of Long-Term Debt	-	462,002
Common Stock Subscriptions	16,634	-

Total current liabilities	204,170	487,212

Long-Term Liabilities
Long-term debt, Net of Current Portion	450,000	702,183

Total long-term Liabilities	450,000	702,183

TOTAL LIABILITIES	654,170	1,189,395

COMMITMENTS (See Note 7)

STOCKHOLDERS' EQUITY
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value	-	-
of $ 0.001 per share
Issued and outstanding: nil preferred shares
Common Stock
Authorized: 250,000,000 common shares with a par value
of $ 0.001 per share; 55,800,000 and 55,800,000 Issued	55,800	55,800
and Outstanding as of Sep 30, 2013 and Dec 31, 2012
Additional paid in capital	7,539,661	7,539,661
Other Comprehensive Income (Loss)	(3,864)	-
Accumulated Deficit During the Development State	(6,487,005)	(6,641,004)
TOTAL STOCKHOLDERS' EQUITY	1,104,592	954,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,758,762	$ 2,143,852

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.
(formerly known as Gold Holding Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)
					From
					Inception
	Three Months Ended		Nine Months Ended		(January 10,2006)
	September 30,		September 30,		Through
	2013	2012	2013	2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Revenues	$ -	$ -	$ -	$ -	$ 4,000
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	-	4,000

OPERATING EXPENSES
Advertsing and promotion	-	8,410	-	8,410	8,410
Amortization	27,931	27,931	83,793	83,793	217,744
General and administrative	39,561	26,999	123,359	103,355	476,261
Management fees	110,500	1,500,000	128,683	4,500,000	6,128,683
Total operating expenses	177,992	1,563,340	335,835	4,695,558	6,831,098

(Loss) from operations	(177,992)	(1,563,340)	(335,835)	(4,695,558)	(6,827,098)
		-		-
Other income (expense)
Debt Forgiveness Income	532,703	-	532,703	-	532,703
Interest expense	(3,970)	(26,412)	(42,869)	(78,642)	(174,630)
Other Expense	-	-	-	-	(17,980)
Total other income (expense)	528,733	(26,412)	489,834	(78,642)	340,093
NET PROFIT/(LOSS)	$ 350,741	$ (1,589,752)	$ 153,999	$ (4,774,200)	$ (6,487,005)

Net Income/(Loss) per Share
Basic and Diluted	$ 0.01	$ (0.03)	$ 0.00	$ (0.09)
Weighted average common and common equivalent shares outstanding
Basic and diluted	55,800,000	55,800,000	55,800,000	51,979,450

Other Comprehensive income:
Foreign Currency Translation Adjustment	(2,809)	-	(3,864)	-	(3,864)
Comprehensive Income (Loss)	$ 347,932	$ (1,589,752)	$ 150,135	$ (4,774,200)	$ (6,490,869)

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.
(formerly known as Gold Holding Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
			From Inception
			(January 10
	Nine Months Ended		2006) through
	September 30,		September 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/(Loss)	$ 153,999	$ (4,774,200)	$ (6,487,005)

Adjustments to reconcile net earnings to net cash used
in operating activities:
Amortization	83,793	83,793	217,744
Imputed Interest	-	74,327	-
Shares issued for services	-	4,500,000	6,000,000
Debt Forgiveness Income	(532,703)		(532,703)
Changes in assets and liabilities, net of effects from acquisitions	-	-	-
Accounts payable and accrued liabilities	161,300	22,343	170,389
Prepaid expenses	-	2,498	-

NET CASH USED IN OPERATING ACTIVITIES	(133,611)	(91,239)	(631,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	$ -	-	-
Acquisitions of assets	-	(197,576)	(296,364)

NET CASH USED IN INVESTING ACTIVITIES	-	(197,576)	(296,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	$ 5,943	325	51,970
Repayments of note payable	(223,996)	(375,120)	(728,049)
Proceeds from Stock Offering	16,634		16,634
Common stock issued for cash	-	504,000	1,107,955
Proceeds from loan payable	37,597	450,000	487,597

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(163,822)	579,205	936,107

NET CHANGE IN CASH	(297,433)	290,390	8,168
FOREIGN CURRENCY TRANSLATION LOSS-OCI	(3,864)	-	(3,864)
CASH BALANCES
Beginning of period	305,601	297,233	-

End of period	$ 4,304	$ 587,623	$ 4,304

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Debt forgiveness from related party	$ (490,189)	$ -	$ (460,583)
Common stock issued for intangible assets	$ -	$ -	$ 457,600
Note payable issued for intangible assets	$ -	$ -	$ 1,218,238
Common stock issued for services	$ -	$ 6,000,000	$ 6,000,000

SUPPLEMENTAL DISCLOSURES
Interest paid	$ 31,088	$ 74,327	$ 154,736.65
Income tax paid	$ -	$ -	$ 675,000

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of September 30, 2013, the Company has negative working capital of $199,866 and an accumulated deficit of $6,487,005.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

g)   Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.   For the nine months ended September 30, 2013, the

Company recorded $3,864 in other comprehensive loss due to the mark to market adjustment of cash and liabilities. There was no other comprehensive income for the same period in 2012.

Net Income (Loss) and Comprehensive Income for the Nine Months Ended September 30, 2013:

Revenues	$0
Expenses	$335,835
Other Income	489,834
Net Income (Loss)	$153,999

Other Comprehensive Income, net of tax:
Foreign currency adjustments	($3,864)

Other Comprehensive Income (Loss)	($3,864)
Comprehensive Income (Loss)	$150,135

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

i)     Prepaid Marketing Expenses

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152.  As at September 30, 2013, the Company incurred $296,364 on the project. The Company intends to capitalize this project when it is completed.

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

3.Intangible Assets

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)

Wave energy technology	$1,218,238	$1,218,238
Wind energy technology	457,600	457,600
Gross intangibles	1,675,838	1,675,838
Accumulated amortization	(217,744)	(133,951)
Net intangible assets	$1,458,094	$1,541,887

The amortization expense for the three months ending September 30, 2013 was $27,931, compared to $27,931 for the same period in 2012. The amortization for the nine months ending September 30, 2013 was $83,793 compared to $83,793 for the same period in 2012.

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

Estimated Amortization Expense	$

For the year ended December 31, 2013	27,931
For the year ended December 31, 2014	111,724
For the year ended December 31, 2015	111,724
For the year ended December 31, 2016	111,724
After December 31, 2016	1,094,991
Total	1,458,094

4. Long-Term Debt

	September 30, 2013	December 31, 2012
Loan Payable (Zenith Equity Group)	$450,000	$1,164,185
Less: Current portion	-	(462,002)
Long-Term Liabilities	$450,000	$702,183

 On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group providing for a loan of $450,000.  The loan will accrue simple interest of 3.5% on the outstanding principal amount and to be repaid in full due on or before June 27, 2015.  As at September 30, 2013 and December 31, 2012, the loan amount is $450,000. As at September 30, 2013 and December 31, 2012, the related  accrued interest is $19,892 and $8,112 respectively.

On July 1, 2013, the Company received a notice from Hidroflot S.A. informing that Hidroflot, S.A. ceased its operations effective June 30, 2013. As a result, the Company was released from its obligation related to the acquisition of the wave energy technology as noted in Note 3. As of the date of the notice, The Company had an outstanding balance of $ 490,189 on a note payable and $42,514 in Accounts Payable, consisting of $38,111 unpaid principal and $4,403 in unpaid interest. As a result of, the Company recorded a Debt Forgiveness Income of $ 532,703. As at September 30, 2013 and December 31,

2012, the Company owed $nil and $714,185, respectively of debt relating to the acquisition of the wave energy technology, as noted in Note 3.

5.   Related Party Transactions and Accounts Payable

Related Party Transactions consist of:

a)     As at September 30, 2013 and December 31, 2012, the Company owed $16,121 to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)    As at September 30, 2013 and December 31, 2012, the Company owed $4,775 to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

e)     On April 27, 2012, the Company issued 20,000,000 shares with a fair value of $6,000,000 to the director for services provided and to be provided from January 1, 2012 to December 31, 2012

Accounts Payable:

a)  On April 3, 2013, the Company received an unsecured loan from Hidroflot, S.A. of $ 19,752. There is no interest rate associated to the outstanding principal and a repayment schedule has not yet been established as of November 15, 2013.

6. Share Capital

a)      On February 24, 2012, the Company increased the number of common shares authorized from 75,000,000 common shares to 250,000,000 common shares.

b)      On March 26, 2012, the Company issued 1,400,000 common shares for proceeds of $504,000.

c)      On April 27, 2012, the Company issued 20,000,000 common shares with a fair value of $6,000,000 to the President of the Company for management fees.

7. Commitments

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152, to be paid according to the following schedule

50% ($197,576) upon signing of the agreement (paid);

25% ($98,788) prior to commencement of animation (paid); and

25% ($98,788) on delivery of the final video project.

The video production is scheduled to be completed in December 2013. The Company intends to capitalize this project when it is completed it will depreciate it in two years.

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

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $4,304 and a working capital deficit of $199,866.  As of September 30, 2013, our accumulated deficit was $6,487,005.  For the nine months ended September 30, 2013, our net income was $153,999, compared to net loss of $4,774,200 during the same period in 2012.  This increase in net income was due to reduced management fees expensed in the prior period which included the value of the common stock used to pay the fees, reduced amortization and interest expenses and recognition of debt forgiveness income.

We used net cash of $133,611 in operating activities for the nine months ended September 30, 2013 compared to used net cash of $91,239 in operating activities for the same period in 2012.  We did not use any money in investing activities for the nine months ended September 30, 2013 and for the same period in 2012.  The net cash provided by financing activities was $163,822 in financing activities for the nine months ended September 30, 2013, compared to receiving net cash of $579,205 in financing activities for the same period in 2012.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity and/or debt financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We incurred losses from operations since inception and at September 30, 2013, had a working capital deficiency and had an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and from inception to September 30, 2013.

Limited Revenues

Since our inception on January 10, 2006 to September 30, 2013, we have earned limited revenue of $4,000.  As of September 30, 2013, we have an accumulated deficit of $6,487,005 and we did not earn any revenues during the three months ending on September 30, 2013.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net profit of $350,741 for the three months ended September 30, 2013, compared to a net loss of $1,589,752 for the same period in 2012.  This increase in net income was due to a decrease in management fees, interest and amortization expenses and recognition of debt forgiveness income.  From inception on January 10, 2006 to September 30, 2013, we have incurred a net loss of $6,487,005.  Our basic and diluted income per share was $0.01 for the three months ended September 30, 2013, and a net loss of ($0.03) for the same period in 2012.

Expenses

Our total operating expenses decreased to $177,992 for the three months ended September 30, 2013, from $1,563,340 in the same period in 2012.  This decrease in expenses is mostly due to lower management fees that were expensed in the prior period and lower amortization and interest expenses.  Since our inception on January 10, 2006 to September 30, 2013, we have incurred total operating expenses of $6,831,098.

4

Results of Operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Limited Revenues

We did not earn any revenues during the nine months ending on September 30, 2013, and we did not earn any revenues earned during the same period in 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Income/Loss

We had a net income of $153,999 for the nine months ended September 30, 2013, compared to a net loss of $4,774,200, for the same period in 2012.  This increase in net income was mostly due to lower management fees and amortization in the current period and recognition of debt forgiveness income.  Our basic and diluted net income (loss) per share was $0.00 for the nine months ended September 30, 2013, and ($ 0.09) for the same period in 2012.

Expenses

Our total operating expenses decreased to $335,835 for the nine months ended September 30, 2013, from $4,695,558 for the same period in 2012.  This decrease in expenses is mostly due to lower management fees that were expensed and lower amortization and interest expenses in the current period.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

5

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of November 15, 2013 there are no material pending legal proceedings, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

6

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

OCEAN ELECTRIC INC.
(REGISTRANT)

Date: November 19, 2013	/s/ Ricardo Prats
Ricardo Prats
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

7