Form 10-K
period 2013-12-31
Ocean Electric Inc.
filed 2014-04-18
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(775) 434 0409

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐   No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2013: $20,088,000

As of April 15, 2014 the registrant’s outstanding stock consisted of 54,783,500 common shares.

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

Overview

We are a development stage company.  We plan to design, develop, manufacture, license, and service non-polluting, renewable electric power generating plants using innovative, patent protected wave energy and wind energy extraction technologies, for use in the shallow and deep water ocean environment.

The energy in the oceans throughout the world has yet to be tapped in any meaningful way for electricity generation.  Currently, there are many technology companies and project developers seeking to tap this potentially important source of hydrokinetic power. To date, there is no one dominant method or particular standards that define the market. There are currently five principal types of marine and hydrokinetic technologies: ocean wave, tidal stream, river hydrokinetic, ocean current and ocean thermal resources.  Because of the consistency of winds in the ocean environment and the proximity to urban centers, the ocean also offers a logical placement for wind farms. It is the Company’s view that the ocean environment energy is on the cusp of development and widening commercial development.  Although there are a number of systems being used and a number of projects in place, currently estimated by the Company to be in excess of 300 various kinds of projects world-wide, it is still a proof of concept industry.  The results of the current pilot projects and early technologies will largely determine whether wave technology, tidal energy and ocean wind will result in any meaningful energy production.  And, not only will it be the proving of the technology, but society’s acceptance of using the ocean as a source of energy will also be a factor in determining the viability of hydrokinetic energy as a source of power.

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

We believe that Ocean Electric is developing an efficient, innovative technology for a new generation of electric production using renewable marine energy at low cost. We believe that this constitutes a new concept of an entirely ecological system that draws energy from waves with such a high degree of efficiency.  We plan to offer our clients the entire value chain of an energy project: advice and consultancy services, sale of devices, installation services, maintenance team training, sale of spare parts and remote monitoring.

We believe it is essential to highlight the fact that we are dealing with a sustainable source of electricity alternative that has limited environmental impact. As well as being advantageous for the environment in terms of green-house gas production, our designs for wave and wind farms will generate value for society in an environmentally friendly fashion and where these projects are set up it will generate social and economic wealth through new employment opportunities.

We were incorporated in the State of Nevada on January 10, 2006.  We do not have any subsidiaries.  Our principal office is located at 112 North Curry Street, Carson City, Nevada 89703 and we have offices in Martorelles, Barcelona, Spain and we plan in the future to have a representative office in Portland Oregon.  Our telephone number is (775) 434 0409. Our fiscal year end is December 31.  Our common stock trades on the OTC Bulletin Board under the symbol “OCEL.OB”.

We acquired our current principal assets in 2011.  Prior to that, we did not have any meaningful operations and were a shell company.  We have incurred losses since our inception.  We currently rely upon convertible loans and the sale of our securities to fund our operations, and expect to continue to need to raise equity and other forms of capital to continue our business development and sustain our operations.  We have generated limited revenues of $4,000 from January 10, 2006 (date of inception) to December 31, 2013.  The audit report in connection with the financial statements for the fiscal year ended December 31, 2013, included in this annual report contain a going concern statement.

Current Technologies

Wave Power

In October 2011, we acquired certain wave energy technologies developed by Hidroflot, S.A. existing under the acquired patents, trade secrets and assets, pursuant to a merger and acquisition arrangement.  Hidroflot, S.A. was previously managed by our sole director, and principal executive officer, Mr. Ricardo Prats.  A portion of the technology is patented under the description of being a “half submerged power station for swell energy extraction,” registered in Spain, under number PCT/IB2009/000230.  This technology is designed to generate energy by the movement of waves.

The wave plant is a simple, lower cost solution to convert energy inherent in ocean waves into electricity.  The simplicity of the design is possible due to the ability to convert the vertical motions of floaters into a continuous circular motion capable of driving a rotary generator.

Our wave platform design has “floaters” that will move up and down with passing waves. The floaters will be housed in a symmetrical cage or framework that can be configured for different numbers of floaters; our platform typically would use 16 floaters.  Vertical motion of the “floaters” will be converted to rotary motion to drive electric generators.  The floating platform will be anchored to the sea floor and can be totally submerged should waves exceed 6 meters, as a means to protect the platform in the event of storms and heavy seas.  Platforms can be grouped together to form 50 MW “farms”.  Typically such farms would be configured in a star pattern to allow each platform to face the oncoming waves without disruption from other platforms. A star configuration of 8 platforms would have the capacity of 6.4MW.  Undersea cabling will be used to connect “farms” to the onshore power grid.  Due to its compact design, submersible protection, and high MW rating, the wave platform’s acquisition and operating costs per MW will be significantly less than competitive designs.  The platform will be designed for both shallow and deep water applications.

A prototype of the above described platform is currently undergoing preliminary sea trials prior to commercialization.

In 2013, the Company signed an agreement to design and build a small wave plant with a limited number of floaters to produce approximately 200kW of electricity to power a fish farm, and replace or reduce the dependence on diesel energy sources, which would be the typical source of electric power in this work situation.  As an additional benefit, the proposed plant would be more “green,” eliminating the potential for oil and fuel spills in the farm environment and reducing green-house emissions. The agreement is with a Company located in South America.

Wind power

The origin of offshore wind power began as land based wind turbines.  For greatest efficiency, wind farms should be placed as close to consumers as possible, to reduce the need for above ground transmission lines to deliver the energy to the grid and produce the most energy for consumers. Often, however, the land locations available for wind production that are near urban centers do not offer the most consistent winds. And those places where the land and wind conditions are best are often not near urban centers.  Additionally, wind turbines are not appreciated as neighbors to urban residents, as they are considered intrusive and noisy.

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

One of the most fundamental issues of adapting off shore wind turbines is making them suitable for marine environments.  Additionally, the strongest winds exist at the outer reaches of the continental shelves, where the turbines must be anchored at depths of up to 200 meters.  Currently, the design for most ocean located wind turbines is for a monopole affixed to the ocean floor, but increasingly there are designs for floating turbine concepts.  The Company believes that the floating structure is the most logical solution for large off shore turbines, and can be economically competitive in the long run.  Therefore, one issue that presents itself is the design and stability of the turbine, especially for the floating turbine.

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

In December 1, 2011, we acquired certain wind offshore wind energy technologies developed by Green & Blue Sustainable Technologies, a company owned by our sole director, and principal executive officer, Mr. Ricardo Prats.  Our wind platform design moves 115+ tons of machinery from the top of the rotor blade tower (located in a nacelle) to the base of a floating spur wind turbine.  A patented fiber sling transmission system connects the rotor shaft at the top to the generator at the base of the tower.  The Nacelle and tower yaw control uses our patented mechanism.  Our wind turbine is designed for deep water continental shelf installations (depths of 30 meters to more than 200 meters).  Multiple turbines can be interconnected to form offshore wind “farms” for larger MW capacity.  By moving the generating equipment to the base of the turbine tower, the turbine center of gravity is lowered which significantly increases stability particularly during inclement weather.  With sea level access, equipment installation, maintenance, and repair costs are reduced.  The transmission and yaw systems can be adapted to any wind turbine manufacturer’s nacelle and generating equipment, thereby increasing our market opportunity for licensing rights and project services.

Patents and Applications

Currently, we hold the following registered patents and patent applications and licenses:

a)

PCT/IB2009/000230, with respect to the half-submerged power station for swell energy extraction, which is registered in Spain; and

b)

PCT EP2012/054552, with respect to an off-shore floating wind turbine for electrical power generation, which is registered with the European Patent Office.

c)

PCT/ES2013/070911 “Power Plant for the Generation of Electrical Energy from Waves,” in respect to a power plant that converts wave actions into electricity.  International patent registered by the Spanish Patent and Trademark Office.

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

Manufacturing

We plan to manufacture under our strict guidance only the patented, critical components that require stringent engineering tolerances and/or a high degree of quality control.  Third party manufacturers will be contracted by us for all remaining equipment and paid for directly by our clients.  We believe other components are available from various sources.  We do not manufacture any components at this time.

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

Competition

Wave Power Competition

To date, no single technology has emerged as the industry standard for either on-shore/near-shore or off-shore installations.  Most technologies remain in experimental development with a few in the prototype stage or initial implementation.

At-shore and near-shore technologies attempt to harness both the potential and kinetic energy of waves.  Although access is fairly easy, as waves approach the shore, a significant amount of energy has already been dissipated.  In addition, not all coast lines (e.g. shallow beachheads) are suitable for these types of technologies.  Another disadvantage is the environmental impact of an installation on or near the coastline.

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

Off-shore technologies can be more cost effective, efficient, and impose less of an impact on the environment than at- and near-shore technologies, because of the land costs, transmission costs and power boosting, visual and noise impact, among other things.  As a result, we believe that future commercialization will strongly consider off-shore alternatives over at-and near-shore wind and wave generation.  Globally there are a number of off-shore projects, most of which are small, localized projects, with many operating on an experimental basis.  Some of the more noteworthy projects include the following:

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

Wind Power Competition

All wind turbines currently available have the same design configuration, namely the placement of the gear box, generator, braking, yaw control, and electronic controls in a nacelle platform mounted on top of an elevated tower.  Competitive pricing is driven more by implementation and cost of ownership than major design advantages.  We are the first company to offer what we believe to be a significantly improved configuration for offshore installations, with a new wind turbine concept.

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

Research and Development Expenditures

We have not spent any amounts on research and development activities since our reverse merger transaction.

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

Employees and Consultants

As of December 31, 2013, we had three full time employees, including our Chief Executive Officer, our Corporate Secretary, who also acts as our general manager, and an individual who is engaged as our technical officer. We currently engage independent contractors in the areas of accounting, geologist services, legal, auditing services, investment banking and corporate development.  In the future, as our business and our financial resources warrant, we will engage other personnel and consultants as needed to implement our business plan.

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

We have incurred net losses since we began operations in 2006, including net losses of $12,180 in fiscal 2013 and $6,361,284 in fiscal 2012. As of December 31, 2013, we had an accumulated deficit of $6,651,219. To continue the development of our business, we will have to raise significant amounts of capital.  We do not yet have any prediction on when we will commence the generation of any revenues. As we continue to develop our proprietary technologies, we expect to have a net decrease in cash from operating activities. We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our wave and/or wind energy technologies in the emerging renewable energy market.

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

The report of our independent auditor dated April 17, 2014 on our financial statements for the year ended December 31, 2013, included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditor’s doubts are based on our deficit accumulated during development stage and our net loses and cash flow deficiencies. Our ability to continue as a going concern will be determined upon the continued financial support from our management and shareholders, our ability to identify future investment opportunities and our ability to obtain the necessary debt or equity financing and generate profitable operations from our future operations.

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

We currently have outstanding a debt obligation that is convertible into a large number of shares, which if converted could have an adverse impact on the price of our shares in the market.

We have entered into a convertible loan agreement that currently aggregates past and new debt in an amount of approximately $635,000 in principal and under which we have the right to obtain an additional $300,000.  The outstanding principal bears interest at 6% per annum. Although the right to convert shares is subject to a 9.99% blocker, which prevents conversion if the result is that the holder will hold more than that percentage of outstanding common stock, if all or a portion of the principal and interest is converted at the current conversion rate of $.10, there would be a significant number of shares issued that could be sold into the public market.  Since our stock is currently thinly traded, a larger number of shares available for sale could have an adverse impact on the price and volume of trading of our shares in the public market.

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

Even if wave and/or wind energy technologies achieve broad commercial acceptance, our particular technologies may not prove to be commercially viable for generating electricity from either ocean waves or offshore wind. If demand fails to develop our renewable energy technologies, we may be unable to grow our business or generate sufficient revenues to achieve and then sustain profitability. If we are not successful in commercializing our renewable energy technologies, our business, financial condition and results of operations would be adversely affected.

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

Currently, the cost of electricity generated from wave and wave energy, without the benefit of subsidies or other economic incentives, substantially exceeds the price of electricity in most significant markets in the world. As renewable energy becomes more of a competitive threat to conventional energy providers, companies active in the conventional energy business may increase their lobbying efforts in order to encourage governments to stop providing subsidies for renewable energy. We cannot predict the level or time frame of any such efforts, or how governments may react to such efforts. The reduction, elimination or expiration of government incentives and subsidies, or the exclusion of wave and/or wind energy technology from those incentives and subsidies, may result in the diminished competitiveness of wave and wind energy relative to conventional and non-wave/wind energy renewable sources of energy. Such diminished competitiveness could materially and adversely affect the growth of the wave and wind energy industries, which could in turn adversely affect our business, financial condition and results of operations.

Our inability to effectively manage our growth could adversely affect our business and operations.

The scope of our operations to date has been limited, and we do not have experience operating on the scale that we believe will be necessary to achieve profitable operations. We have not yet carried out any project management contracts for any of our wave or wind products. Our current personnel, facilities, systems and internal procedures and controls are not adequate to support our projected future growth.

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

The renewable energy industry is highly competitive. We compete with other renewable energy companies and projects and may have to compete with larger companies that enter into the renewable energy business. If we are unable to compete effectively, we may be unable to increase our revenues and achieve or maintain profitability.

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

We plan to only manufacture the patented critical components of our wave and wind energy systems using contract manufacturers. To date, we only manufactured these components for use in development and testing and have no commercial manufacturing experience. Our future success depends will depend in part on our ability to develop our manufacturing capability in a cost-effective and efficient, quality manner. In order to meet our growth objectives, we also will need to increase our engineering capabilities. There is intense competition for hiring qualified technical and engineering personnel, and we may not be able to hire a sufficient number of qualified personnel to allow us to meet our growth objectives.

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

Currently, we have three direct employees. In order to achieve our anticipated growth, we will need to hire additional qualified technical, commercial and administrative personnel. There is competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we are not able to attract and retain, on acceptable terms, the qualified personnel necessary for the future development of our business, we may not be able to grow our operations at a competitive pace.

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

Our failure to comply with U.S. laws and regulations relating to the export and import of goods, technology, and software could subject us to penalties and other sanctions and restrict our ability to license and develop our circuit designs.

As a United States company, we are obligated by law to comply with all U.S. laws and regulations governing the export and import of goods, technology, and services, including the International Traffic in Arms Regulations, or ITAR, the Export Administration Regulations, or EAR, regulations administered by the Department of Treasury’s Office of Foreign Assets Control, and regulations administered by the Bureau of Alcohol Tobacco Firearms and Explosives governing the importation of items on the U.S. Munitions Import List. Pursuant to these regulations, we are responsible for determining the proper licensing jurisdiction and export classification of our technology designs, and obtaining all necessary licenses or other approvals, if required, for exports and imports of technical data, and software, or for the provision of technical assistance or other defense services to or on behalf of foreign persons. We are also required to obtain export licenses, if required, before employing or otherwise utilizing foreign persons in the performance of our contracts if the foreign person will have access to export-controlled technical data or software. The violation of any of the applicable laws and regulations could subject us to administrative, civil, and criminal penalties.

These regulations could restrict our ability to license existing designs and develop new designs. Changes in our designs or changes in export and import regulations may create delays in the introduction of our designs in international markets, prevent our customers with international operations from deploying products incorporating our designs throughout their global systems or, in some cases, prevent the export or import of product including our designs to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our designs by, or our ability to export or license our designs to, existing or potential customers with international operations and decreased revenue. Additionally, failure to comply with these laws could result in sanctions by the U.S. government, including substantial monetary penalties, denial of export privileges, and debarment from government contracts.

If we fail to comply with anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, we could be subject to civil and/or criminal penalties.

As a result of our potential international operations, we may be subject to anti-bribery laws, including the FCPA, which prohibits companies from making improper payments to foreign officials for the purpose of obtaining or keeping business. If we fail to comply with these laws, the U.S. Department of Justice, the Securities and Exchange Commission, or SEC, or other U.S. or foreign governmental authorities could seek civil and/or criminal sanctions, including monetary fines and penalties against us or our employees, as well as additional changes to our business practices and compliance programs, which could have a material adverse effect on our business, results of operations, or financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have an executive office located at 112 North Curry Street, Carson City, Nevada 89703.  We also maintain an office in Martorelles, Barcelona, Spain.

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

Period	High ($)	Low ($)
October 1, 2013 – December 31, 2013	0.25	0.20
July 1, 2013– September 30, 2013	0.36	0.32
April 1, 2013 – June 30, 2013	0.44	0.35
January 1, 2013– March 31, 2013	1.01	1.01
October 1, 2012 – December 31, 2012	1.01	1.01
July 1, 2012– September 30, 2012	1.01	1.01
April 1, 2012 – June 30, 2012	1.01	0.30
January 1, 2012 – March 31, 2012	1.57	0.25

On April 4, 2014, the price of the common shares was a high of $0.51 and a low of $0.51.

Holders

As of April 15, 2014, there were approximately five holders of record of our common stock. Approximately 1% of our common stock is held in street name, for which we do not have an indication of the number of beneficial owners.

Dividends

We did not issue any stock dividends during our fiscal year ended December 31, 2013.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

None.

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

We have only recently begun our current operations, have earned nominal revenues and have accumulated a net loss of $6,651,219 from January 10, 2006 (date of inception) to December 31, 2013.

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

Plan of Operations

Our projected categories of expenses for the 2014 fiscal year are generally the same as for fiscal year 2013.  These expenses are expected to include those for marketing, general administration and overhead, professional services and working capital.  As we progress with the South American project, we expect to have to expend sums on research and development and advances for equipment and services.

We are exploring different avenues of financing.  We have entered into a further loan arrangement with one of our current lenders. We expect that the funds available under this loan arrangement will provide us with working capital for our day to day expenses, including the general administration, overhead and professional services for 2014.  However, as explained elsewhere, for expanded development and implementation of our business plans we will need additional capital, for which we do not have any specific arrangements.

2014 Consolidated Loan Agreement

On January 29, 2014 we entered into a Consolidated Loan Agreement (the “Loan Agreement”) with Zenith Equity Group Ltd. (“Zenith”), to consolidate certain outstanding loans made by Zenith in 2012 and 2013 and to extend new loans to the Company.  Zenith is also a shareholder of the Company and owns more than 5% of the issued and outstanding shares of common stock of the Company.

The Loan Agreement consolidates outstanding loans of $450,000 made on June 26, 2012 and $40,000 made on September 18, 2013,  and accrued interest of $25,623.83 (collectively, the “Consolidated Debt”).  The prior two loan agreements were terminated. In addition to the Consolidated Debt, upon signing, Zenith lent $100,000 (the “New Credit Loan”) and made available from time to time, an aggregate amount of $300,000 prior to December 31, 2014 (the “Drawdown”, together with the Consolidated Debt and the New Credit Loan, the “Loan”). The Loan matures on April 15, 2018 and bears 6% per year, simple interest, calculated on the basis of a 365-day year.  The company has the right to prepay the principal and the interest due thereon, in whole and in part, in its sole discretion, by providing Zenith a prepayment notice. The minimum prepayment notice period is 45 days, during which Zenith may convert the amount intended to be prepaid into shares of common stock under the conversion terms of the Loan Agreement.

Zenith has the right to convert at any time and from time to time the principal and accrued interest due into shares of common stock of the Company, at the initial rate of $0.10 per share, subject to the limitation specified in connection with a prepayment of principal and interest. The conversion rate is subject to adjustment for stock dividends, stock splits and similar corporate events. Zenith can exercise its conversion rights only when the Company has the authorized and un-issued shares available to be issued at the time of conversion.  Zenith must present the Company a specific acknowledgment to convert if after the conversion, the resulting shares represent more than 9.99% of the issued and outstanding shares of common stock of the Company, including any shares that may be issuable under any convertible or exercisable instruments of the Company held by Zenith.

In addition to the right of conversion, Zenith has the right to offer all or a portion of the principal and interest due under the Loan Agreement in payment of shares of common stock of the Company in any offering of shares of common stock being offered for sale directly by the Company.

The Loan Agreement is governed by the laws of the state of Nevada.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2013	December 31, 2012
	$	$
Current Assets	2,423	305,601
Current Liabilities	154,666	487,212
Working Capital (Deficit)	(152,243)	(181,611)

Cash Flows

	Year ended December 31, 2013	Year ended December 31, 2012
	$	$
Cash Flows from (used in) Operating Activities	(287,359)	(146,931)
Cash Flows from (used in) Investing Activities	(2,350)	(296,364)
Cash Flows from (used in ) Financing Activities	(11,504)	451,663
Net Increase (decrease) in Cash During Period	(301,213)	8,368

Fiscal Year Ended December 31, 2013 Compared To Fiscal Year Ended December 31, 2012

Operating Revenues

During the years ended December 31, 2013 and 2012, we did not earn any revenues from operations.

Operating Expenses and Net Loss

During the year ended December 31, 2013, we incurred operating expenses of $495,231 compared with operating expenses of $6,259,187 during the year ended December 31, 2012.  The decrease in operating expenses was attributed to decrease in management fees when had been paid with shares of Common Stock in 2012.

For the year ended December 31, 2013, we incurred a net loss of $12,180 compared with a net loss of $6,361,284 for the year ended December 31, 2012.

Cash-flow from Operating Activities

During the year ended December 31, 2013, we used cash of $287,359 for operating activities as compared to use of $146,931 during the year ended December 31, 2012.  The increase in cash used for operating activities during the year was due to the increase of general and administrative expenses.

Cash-flow from Investing Activities

During the years ended December 31, 2013 we invested $2,350 as compared to $296,364 during the year ended December 31, 2012. This investment was related to the acquisition of a fixed asset.

Cash-flow from Financing Activities

During the year ended December 31, 2013, we used proceeds of $11,504 in financing activities compared with $451,663 received during the year ended December 31, 2012.  The decrease is attributed to repayments of note payable exceeding proceeds received from stock offers and loans.

Fiscal Year Ended December 31, 2012 Compared To Fiscal Year Ended December 31, 2011

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

Cash-flow from Operating Activities

During the year ended December 31, 2012, we used cash of $146,931 for operating activities as compared to use of $73,187 during the year ended December 31, 2011.  The increase in cash used for operating activities during the year was due to payment of outstanding day-to-day obligations incurred during the year and debt service of a loan from Hidroflot, S.A.

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

Liquidity and Capital Resources

As at December 31, 2013, we had a cash balance of $2,423 and total assets of $1,731,249 compared with $305,601 of cash and $2,143,852 total assets as at December 31, 2012.  The decrease in cash was due to operating cost expenditures and debt service. The decrease in total assets was due to amortization of such assets.

Subsequent to year end, we entered into the consolidated loan agreement with Zenith which provides us with the ability to draw up to $300,000 during the balance of the calendar year of 2014, in addition to the $100,000 loan to the Company on January 29. The use of these funds is not limited and if drawn will be used for working capital.  Any funds borrowed are on the same terms as the consolidated loan amount described above in regards of the January 29, 2014 loan agreement.

As at December 31, 2013, we had total liabilities of $788,972 compared with total liabilities of $1,189,395 at December 31, 2012.  The decrease in total liabilities was attributed to forgiveness of the Hidroflot loan.

As at December 31, 2013, we had a working capital deficit of $152,243 compared with a working capital deficit of $181,611 as at December 31, 2012.  The decrease in working capital deficit was due to decrease of cash on hand and due to increase in accounts payable and debt related to notes payables issued during year 2013.

There were no changes in the authorized capital of common shares during the year ended December 31, 2013.

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

Item 8.  Financial Statements and Supplementary Data

Ocean Electric Inc.

(A Development Stage Company)

December 31, 2013

(Expressed in US dollars)

2451 N. McMullen Booth Road Suite 308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

We have audited the accompanying balance sheet of  as of  and 2012, and the related statement of operations, stockholders’ equity and cash flows from Inception (January 10, 2006) through  and the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  as from Inception (January 10, 2006) through , and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 17, 2014

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	December 31,
	2013	2012
ASSETS

Current assets
Cash	$2,423	$305,601
Prepaid expenses	-	-
Total current assets	2,423	305,601

Other assets
Prepaid marketing expenses (see Note 8)	296,364	296,364
Fixed assets, net	2,299	-
Intangible assets, net	1,430,163	1,541,887
TOTAL ASSETS	$1,731,249	$2,143,852

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and Accrued Liabilities	146,413	9,089
Loan Payable to Related Party	8,253	16,121
Current Portion of Long-Term Debt	-	462,002
Total current liabilities	154,666	487,212

Long-Term Liabilities
Long-term debt, Net of Current Portion	634,306	702,183
Total long-term Liabilities	634,306	702,183
TOTAL LIABILITIES	788,972	1,189,395

COMMITMENTS (See Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $ 0.001 per share Issued and outstanding: nil preferred shares	-	-
Common Stock
Authorized: 250,000,000 common shares with a par value of $ 0.001 per share; 54,783,500 and 55,800,000 Issued and Outstanding as of Dec 31, 2013 and Dec 31, 2012	54,783	55,800
Additional paid in capital	7,540,678	7,539,661
Accumulated Deficit During the Development State	(6,651,219)	(6,641,004)
Other Comprehensive Income (Loss)	(1,965)	-
TOTAL STOCKHOLDERS’ DEFICIT	942,277	954,457

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,731,249	$2,143,852

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

			From
			Inception
			(January 10,
	For the Years Ended		2006) through
	December 31,		December 31,
	2013	2012	2013
REVENUES
Revenues	$-	$-	$4,000
Cost of sales	-	-	-
Gross profit	-	-	4,000

OPERATING EXPENSES
Advertising and promotion	-	8,410	8,410
Amortization	111,775	111,724	245,726
General and administrative	210,644	139,053	563,546
Management fees	172,812	6,000,000	6,172,812
Total operating expenses	495,231	6,259,187	6,990,494

(Loss) from operations	(495,231)	(6,259,187)	(6,986,494)

Other income (expense)
Debt Forgiveness Income	532,703	-	532,703
Interest expense	(47,687)	(102,097)	(179,448)
Other Income (Expense)	-	-	(17,980)

Total other income (expense)	485,016	(102,097)	335,275

NET (LOSS)	$(10,215)	$(6,361,284)	$(6,651,219)

Net Income/(Loss) per Share – Basic and Diluted	$-	$(0.11)

Weighted average common and common equivalent shares outstanding
Basic and diluted	54,783,500	53,197,283

Other Comprehensive Income:
Foreign Currency Translation Adjustment	(1,965)	-
Comprehensive Income (Loss)	$(12,180)	$(6,361,284)

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From January 10, 2006 (date of inception) through December 31, 2013

(Expressed in US dollars)

				Deficit
				accumulated
	Common Stock		Additional	during the	Other
		Par	Paid-in	development	Comprehensive
	Shares	Value	Capital	stage	Income	Total
	#	$	$	$	$	$
Balance – January 10, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.03 per share	3,800,000	$3,800	$95,155	-	-	$98,955
Common stock issued for cash at $0.05 per share	1,100,000	$1,100	$53,900	-	-	$55,000
Net Loss for the period	-	$-	-	(96,645)	-	$(96,645)
Balance at December 31, 2006	4,900,000	$4,900	$149,055	$(96,645)	$-	$57,310

Net Loss for the year	-	-	-	(34,639)	-	(34,639)
Balance at December 31, 2007	4,900,000	$4,900	$149,055	$(131,284)	$-	$22,671

Net Loss for the year	-	-	-	(34,127)	-	(34,127)
Balance at December 31, 2008	4,900,000	$4,900	$149,055	$(165,411)	$-	$(11,456)

Net Loss for the year	-	-	-	(12,110)	-	(12,110)
Balance at December 31, 2009	4,900,000	$4,900	$149,055	$(177,521)	$-	$(23,566)

Net Loss for the year	-	-	-	(13,610)	-	(13,610)
Balance at December 31, 2010	4,900,000	$4,900	$149,056	$(191,131)	$-	$(37,176)

Common stock issued for cash at $0.10 per share	4,500,000	4,500	445,500	-	-	450,000
Common stock issued for intangible asset	25,000,000	25,000	432,600	-	-	457,600
Forgiveness of related party debt	-	-	29,906	-	-	29,906
Net Loss for the year	-	-	-	(88,589)	-	(88,589)
Balance at December 31, 2011	34,400,000	$34,400	$1,057,061	$(279,720)	$-	$811,741

Common stock issued for cash at $0.359 per share	1,400,000	1,400	502,600	-	-	504,000
Issuance shares for services at $0.30	20,000,000	20,000	5,980,000	-	-	6,000,000
Net Loss for the year	-	-	-	(6,361,284)	-	(6,361,284)
Balance at December 31, 2012	55,800,000	$55,800	$7,539,661	$(6,641,004)	$-	$954,457

Cancellation of Common Stock	(1,016,500)	$(1,017)	$1,017	-	-	-
Gain/(Loss) on currency conversion – Q2	-	-	-	-	$(1,055)	(1,055)
Gain/(Loss) on currency conversion – Q3	-	-	-	-	$(2,809)	(2,809)
Gain/(Loss) on currency conversion – Q4	-	-	-	-	$1,899	1,899
Net Loss For the year	-	-	-	(10,215)	-	(10,215)
Balance at December 31, 2013	54,783,500	$54,783	$7,540,678	$(6,651,219)	$(1,965)	$942,277

The accompanying notes are an integral part of these financial statements

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

			From Inception
			(January 10
	For the years ended		2006) through
	December 31,		December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,215)	$(6,361,284)	$(6,651,219)
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and Amortization	111,775	111,724	245,726
Imputed Interest	-	93,985	93,985
Shares issued for services	-	6,000,000	6,000,000
Debt Forgiveness Income	(532,703)	-	(532,703)
Changes in assets and liabilities, net of effects from acquisitions
Accounts payable and accrued liabilities	143,784	6,146	152,873
Prepaid expenses	-	2,498	-
NET CASH USED IN OPERATING ACTIVITIES	(287,359)	(146,931)	(691,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of assets	(2,350)	(296,364)	(298,714)
NET CASH USED IN INVESTING ACTIVITIES	(2,350)	(296,364)	(298,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (to) from related parties	(9,411)	325	36,616
Repayments of note payable	(223,996)	(502,662)	(822,035)
Proceeds from long term debt	144,306	-	-
Common stock issued for cash	-	504,000	1,107,955
Proceeds from loan payable	77,597	450,000	527,597
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(11,504)	451,663	850,133

NET CHANGE IN CASH	(301,213)	8,368	(139,919)
FOREIGN CURRENCY TRANSLATION LOSS-OCI	(1,965)	-	-
CASH BALANCES
Beginning of period	305,601	297,233	-
End of period	$2,423	$305,601	$(139,919)

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Debt forgiveness from related party	(490,189)	$-	$(460,583)
Common stock issued for intangible assets	-	$-	$457,600
Note payable issued for intangible assets	-	$-	$1,218,238
Common stock issued for services	$-	$6,000,000	$6,000,000

SUPPLEMENTAL DISCLOSURES
Interest paid	$31,088	$93,985	$154,737
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

The accompanying notes are an integral part of these consolidated financial statements.

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of December 31, 2013, the Company has negative working capital of $152,243 and an accumulated deficit of $6,651,219.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

December 31, 2013 and 2012

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

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

f)   Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.   For the twelve months ended December 31, 2013, the Company recorded $1,965 in other comprehensive loss due to the mark to market adjustment of cash and liabilities. There was no other comprehensive income for year 2012.

Net Income (Loss) and Comprehensive Income for the Twelve Months Ended December 31, 2013:

Revenues	$0
Expenses	$495,231
Other Income	$485,016
Net Income (Loss)	$(10,215)

Other Comprehensive Income, net of tax:
Foreign currency adjustments	$(1,965)

Other Comprehensive Income (Loss)	$(1,965)
Comprehensive Income (Loss)	$(12,180)

g)   Stock-Based Compensation

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

h)     Prepaid Marketing Expenses

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152.  As at December 31, 2013, the Company incurred $296,364 on the project. The Company intends to capitalize this project when it is completed.

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

December 31, 2013 and 2012

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

k)      Income Taxes

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

l)    Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.  Intangible Assets

	December 31, 2013	December 31, 2012
Wave energy technology	$1,218,238	$1,218,238
Wind energy technology	457,600	457,600

Gross intangibles	1,675,838	1,675,838

Accumulated amortization	(245,675)	(133,951)

Net intangible assets	$1,430,163	$1,541,887

The amortization expense for the twelve months ending December 31, 2013 was $111,724, compared to $111,724 for the same period in 2012.  An additional $51 was expensed to amortization expense for other purposes.

On October 3, 2011, the Company acquired all of the rights and patents to a wave energy technology developed by Hidroflot, S.A.  The purchase price is $1,400,000 for the technology, which was payable in thirty-three monthly installments, and has been recorded at the present value of $1,218,238, based on the present value of payments. On July 1, 2013, the remaining balance of $490,189 was forgiven after the Company received notice from Hidroflot S.A. informing it that Hidroflot, S.A. ceased its operations effective June 30, 2013.

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

On December 13, 2011, the Company acquired all of the rights and patents to an off-shore wind energy technology developed by Green & Blue Sustainable Technologies.  The Company issued 25,000,000 common shares as full payment for the acquisition, with a market value of $457,600.

Estimated Amortization Expense	$

For the year ended December 31, 2014	111,724
For the year ended December 31, 2015	111,724
For the year ended December 31, 2016	111,724
After December 31, 2016	1,094,991
Total	1,430,163

4. Long-Term Debt

	December 31, 2013	December 31, 2012
Loan Payable (Zenith Equity Group)	$490,000	$450,000
Loan Payable (Hidroflot S.A.)	-	714,185
Loans from Investors	144,306	-
	634,306	1,164,185
Less: Current portion	-	(462,002)
Long-Term Liabilities	$634,306	$702,183

On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group providing for a loan of $450,000.  The loan accrued simple interest of 3.5% on the outstanding principal amount and was to be repaid in full due on or before June 27, 2015.  As at December 31, 2013 and December 31, 2012, the loan amount was $490,000. As at December 31, 2013 and December 31, 2012, the related accrued interest was $24,020 and $8,112 respectively.

On July 1, 2013, the Company received a notice from Hidroflot S.A. (related party) informing it that Hidroflot, S.A. ceased its operations effective June 30, 2013. As a result, the Company was released from its obligation related to the acquisition of the wave energy technology as noted in Note 3. As of the date of the notice, the Company had an outstanding balance of $490,189 on a note payable and $42,514 in Accounts Payable, consisting of $38,111 unpaid principal and $4,403 in unpaid interest. As a result of, the Company recorded a Debt Forgiveness Income of $532,703. As at December 31, 2013 and December 31, 2012, the Company owed $nil and $714,185, respectively of debt relating to the acquisition of the wave energy technology, as noted in Note 3.

During the year 2013, the Company received $144,306 from loans from investors. The term of these loans was only oficialized on January 31, 2014. These long terms will mature in 18 months, and bears a 6% interest rate per year. Interest accrued starting in January of 2014.

5.   Related Party Transactions and Accounts Payable

Related Party Transactions consist of:

a)     As at December 31, 2013 and December 31, 2012, the Company owed $1,985 and $15,796 to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)    As at December 31, 2013 and December 31, 2012, the Company owed $6,268 and $325 to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

c)     On October 3, 2011, the Company purchased the rights to a wave energy technology from Hidroflot, S.A., a Company managed by the President of the Company, for $1,400,000 (see note 3).

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

a)  On April 3, 2013, the Company received an unsecured loan from Hidroflot, S.A. of $19,752. There is no interest rate associated with the outstanding principal and a repayment schedule was not established. This loan was cancelled on July 1, 2013, after the Company received a notice from Hidroflot S.A. informing it that Hidroflot, S.A. ceased its operations effective June 30, 2013. As of December 31, 2013 the Company owed $nil. Refer to Note 8 concerning Hidroloft note payable which is also a related party transaction.

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

d) On April 19, 2013, 285,500 common shares were cancelled and returned to treasury stock and the Company recorded an increase of paid-in-capital for $286.

e) On November 15, 2013, 731,000 common shares were cancelled and returned to treasury stock and the Company recorded an increase of paid-in-capital for $731.

7. Income Taxes

The Company has $6,641,004 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2027.  The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at December 31, 2013 and 2012, the Company had no uncertain tax positions.

	December 31, 2013	December 31, 2012
	$	$
Net loss before taxes	12,180	6,361,284
Statutory rate	34%	34%

Computed expected tax recovery	(4,141)	(2,162,837)
Change in valuation allowance	(4,141)	(2,162,837)

Income tax provision	–	–

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013 and 2012

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

As of April 15, 2014, the Company has paid $296,364 for the video project. The video production was scheduled to be completed in December 2013 but is still unfinished as of April 15, 2014. The Company intends to capitalize this project, and when it is completed, it will depreciate it over two years.

9. Subsequent Events

During year 2013, the Company received $144,306 as loans from investors. The term of these loans was only oficialized on January 31, 2014. These long terms will mature in 18 months, and bear a 6% interest rate per year. Interest accrues starting January of 2014.

On January 29, 2014, the Company, entered into a Consolidated Loan Agreement (the “Loan Agreement”) with Zenith Equity Group Ltd., a company incorporated under the laws of Belize (“Zenith”), to consolidate certain outstanding loans made by Zenith to the Company in 2012 and 2013 and to extend new loans to the Company.  Zenith is also a shareholder of the Company and owns more than 5% of the issued and outstanding shares of common stock of the Company.

The Loan Agreement consolidates outstanding loans of approximately $450,000 made on June 26, 2012 and $40,000 made on September 18, 2013,  and accrued interest of $25,623.83 (collectively, the “Consolidated Debt”).  The prior two loan agreements were terminated. In addition to the Consolidated Debt, upon signing, Zenith lent $100,000 (the “New Credit Loan”) and made available from time to time, to the Company, an aggregate amount of $300,000 prior to December 31, 2014 (the “Drawdown”, together with the Consolidated Debt and the New Credit Loan, the “Loan”). The Loan has a maturity date of April 15, 2018. The interest rate on the Loan is 6% per year, simple interest, calculated on the basis of a 365-day year.  Prior to the Maturity Date, the Company has the right to prepay the principal and the interest due thereon, in whole and in part, in its sole discretion, by providing Zenith a prepayment notice. The minimum prepayment notice period is 45 days, during which Zenith may convert the amount intended to be prepaid into shares of common stock under the conversion terms of the Loan Agreement.

Zenith has the right to convert at any time and from time to time the principal and accrued interest due into shares of common stock of the Company, at the initial rate of $0.10 per share, subject to the limitation specified in connection with a prepayment of principal and interest. The conversion rate is subject to adjustment for stock dividends, stock splits and similar corporate events. Zenith can exercise its conversion rights only when the Company has the authorized and un-issued shares available to be issued at the time of conversion.  Zenith must present the Company a specific acknowledgment if after the conversion, the resulting shares represent more than 9.99% of the issued and outstanding shares of common stock of the Company, including any shares that may be issuable under any convertible or exercisable instruments of the Company held by Zenith.

In addition to the right of conversion, Zenith has the right to offer all or a portion of the principal and interest due under the Loan Agreement in payment of shares of common stock of the Company in any offering of shares of common stock being offered for sale directly by the Company.

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

Effective November 28, 2012, the Company engaged Drake & Klein CPAs (“Drake & Klein”) to serve as the Company’s new independent registered public accounting firm.  The engagement of Drake & Klein as the Company’s new independent registered public accounting firm was approved by the Company’s board of directors.  Neither the Company, nor anyone on its behalf, consulted Drake & Klein during the Company’s two most recent fiscal years and any subsequent interim period prior to the Company’s engagement of Drake & Klein regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.  On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2013.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our current director and officers are as follows:

Name	Age	Position
Ricardo Prats	50	Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer
Gemma Badillo	25	Corporate Secretary

The director will serve as director until our next shareholder meeting or until a successor is elected who accepts the position.  Officers hold their positions at the will of the Board of Directors.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

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

Mr. Prats has received numerous awards throughout his illustrious career.  Recently in May 2013 he was awarded with "Creating industry" for wave power isolated project organized by Catalonia Engineering College.  In 2008 Mr. Prats received the Excellence in Entrepreneurship Award in Energy in the Keiretsu Forum organized jointly with the Chamber of Commerce in Barcelona and American Chamber of Commerce in Spain.  In addition, Mr. Prats has received honorable mention in the VI International Congress of Engineering projects in Barcelona, Spain and a silver medal in Salon des Inventions de Genève in 2003.

There are no family relationships among our officers or directors, however, the Company has engaged Mr. Xavier Prats as its technical officer, which is a non-executive position, who is the brother of Mr. Ricardo Prats.

Gemma Badillo, Secretary

Ms. Gemma Badillo has been our Corporate Secretary since November 28, 2013.  Prior to joining the Company, Ms. Badillo worked in recent years as an assistant manager, with specific responsibilities in the customer service departments, of several companies.  From 2006 to 2009, Ms. Badillo was employed by several different companies in their customer service departments. From 2010 to 2012, Ms. Badillo was employed by Inditex Group, a leading international fashion retailer, as a manager in the customer service department. From 2012 to 2013, Ms. Badillo was employed by Green & Drive Electric, a motorcycle dealer, as an assistant manager and was responsible for customer care.  Starting in April 2013, Ms. Badillo commenced employment with the Company as the assistant manager of the Company.

Ms. Badillo holds a Bachelor Degree in Marketing and Public Relations from the University of Wales. She is specialist in corporate strategies for Public Relations, marketing plans and creative strategies, and has particular knowledge in business law, finance and senior management activities as they relate to international companies.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that none of the Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2013, was filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

As of December 31, 2013 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

We have no audit committee financial expert. Mr. Prats has financial statement preparation and interpretation ability obtained over the years from past business experience and education. We believe the cost related to retaining a financial expert at this time is not justified. Further, because of the nature of our current limited operations, we believe the services of a financial expert are not warranted, given the background of Mr. Prats.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing a similar function.  It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole determines executive compensation.  Our sole director is also an executive officer of the Company.

Item 11.  Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”).

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ricardo Prats(1)	2013	144,000	--	-	-	-	-	-	144,000
	2012	0	0	6,000,000	0	0	0	0	0
James B. Panther (2)	2013	28,812	0	0	0	0	0	0	28,812
	2012	0	0	0	0	0	0	0	0
Gemma Badillo (3)	2013	0	0	0	0	0	0	0	0

(1) Mr. Prats is our President, Chief Executive Officer, Chief Financial Officer, Treasurer and sole Director.

(2) Mr. Panther was our Secretary from December 28, 2012 to November 28, 2013.

(3) Ms. Badillo was appointed as our Secretary on November 28, 2013.

Mr. Prats spends all of his business time on our affairs.  In year 2012, the compensation amount recorded in the above table was paid by the issuance of 20,000,000 shares of common stock, valued at $.30 per share.

Our executive officers and directors did not receive any other compensation as directors or officers or any benefits.

Outstanding Equity Awards at Fiscal Year End

We do not have any regular equity award program or plan.  As of April 15, 2014, we did not have any unexercised stock options held by any of our executive officers.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers, other than payments in accordance with the laws of the employee’s residence.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Change of Control

As of April 15, 2014, we did not have any non-statutorily required pension plans, compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of April 15, 2014, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of April, 2014, there were 54,783,500 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of April 15, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (2)
Ricardo Prats 112 North Curry Street Carson City, Nevada 89703	45,000,000	(1)	82.14%
Gemma Badillo 112 North Curry Street Carson City, Nevada 89703	0		--
All Executive Officers and Directors as a Group (2 people)	45,000,000	(1)	82.14%
Francisco Quiros Krum Paraguay 3870 9º C 1428 Buenos Aires Argentina	3,500,000		6.38%
Zenith Equity Group Ltd. (3) 3 Peterhouse Road Sutton, Macclesfield Cheshire, United Kingdom	5,900,000		10.76%

(1)

Represents 20,000,000 shares held directly by Mr. Ricardo Prats and 25,000,000 shares which are held by Green & Blue Sustainable Technologies, a company controlled by Mr. Ricardo Prats.

(2)

Calculated based on 54,783,500 issued and outstanding shares as April 15, 2014.

(3)

Does not include any shares of common stock which may be acquired upon conversion of outstanding debt of the Company to the shareholder.  The outstanding balance due as of April 15, 2014, is approximately $515,624, convertible at $0.10 per share, provided the conversion of the debt is not permitted if the shareholder owns in excess of 9.99% without specific acknowledgement.  Therefore, based on the beneficial ownership rules of the SEC, the shares of common stock potentially issuable on conversion of debt are not deemed beneficially owned.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As at April 15, 2014 and December 31, 2013, the Company owed $1,985 to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As at April 15, 2014 and December 31, 2013, the Company owed $6,268 to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

On October 3, 2011, the Company purchased the rights to a wave energy technology from Hidroflot, S.A., a company which our sole director and our principal executive officer had founded for $1,400,000.  As at December 31, 2012, the Company owed $ 714,186 of the purchase price, and is reflected as debt relating to the acquisition of the wave energy technology on the financial statements of the Company.  The purchase price amount was payable in equal monthly installments of $42,424, and carried interest at the rate of 0.833333%.  The payments were to be accelerated to three equal monthly payments of the outstanding balance once the Company generates revenues of $10,000,000 from the technologies.  On July 1, 2013, the Company received a notice from Hidroflot S.A. informing it that Hidroflot, S.A. ceased its operations effective June 30, 2013. As a result, the Company was released from its payment obligation related to the acquisition of the wave energy technology. As of the date of the notice, the Company had an outstanding balance of $ 490,189 on a note payable and $42,514 in Accounts Payable, consisting of $38,111 unpaid principal and $4,403 in unpaid interest. As a result of, the Company recorded a Debt Forgiveness Income of $ 532,703. As at December 31, 2013, no amount was due.

On January 29, 2014 we entered into a Consolidated Loan Agreement (the “Loan Agreement”) with Zenith Equity Group Ltd. (“Zenith”), to consolidate outstanding loans of $450,000 made on June 26, 2012 and $40,000 made on September 18, 2013, and accrued interest of $25,623.83 through January 29, 2014 (“Consolidated Debt”). In addition to Consolidated Debt, Zenith lent $100,000 on January 29, 2014 (the “New Credit Loan”) and made available from time to time, an aggregate amount of $300,000 prior to December 31, 2014 (the “Drawdown”, together with the Consolidated Debt and the New Credit Loan, the “Loan”). The Loan matures on April 15, 2018 and bears 6% per year, simple interest.  The Company may prepay the principal and interest, in whole and in part, in its sole discretion.

Zenith has the right to convert at any time and from time to time the principal and accrued interest due into shares of common stock of the Company, at the initial rate of $0.10 per share. The conversion rate is subject to adjustment for stock dividends, stock splits and similar corporate events. In addition to the right of conversion, Zenith has the right to offer all or a portion of the principal and interest due under the Loan Agreement in payment of shares of common stock of the Company in any offering of shares of common stock being offered for sale directly by the Company.

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

On March 28, 2012, the Company issued 1,400,000 common shares to Zenith Equity Group Ltd. pursuant to a share subscription agreement.  The shares were issued at a price of $0.36 for cash consideration of $504,000.00.

On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group, a shareholder of the Company, providing for a loan of $450,000.  The loan accrued simple interest at 3.5% on the outstanding principal amount and to be repaid in full due on or before June 27, 2015.  As at December 31, 2013, the loan amount was $450,000 and accrued interest was $23,862, and consolidated into the loan agreement dated January 29, 2014.

On September 18, 2013, the Company entered into a loan agreement with Zenith Equity Group, a shareholder of the Company, providing for a loan of $40,000.  The loan accrued simple interest at 3.5% on the outstanding principal amount and to be repaid in full due on or before June 27, 2015.  As at December 31, 2013, the loan amount was $40,000 and accrued interest was $157, and consolidated into the loan agreement dated January 29, 2014.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our current principal accountant, Drake & Klein CPAs, and our previous principal accountant, PLS CPAs.

Description of Service	Year ended December 31, 2013($)	Year ended December 31, 2012($)
Audit fees	10,250	5,000
Audit-related fees		-
Tax fees		-
All other fees		-
Total	10,250	5,000

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2013.

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
10.1

Purchase and Sale Agreement, dated October 3, 2011, by and between Hidroflot, S.A. and the Company (filed as an exhibit to the Form 10-K, as filed with the Securities and Exchange Commission on April 16, 2013, and incorporated herein by reference)

10.2*

Consolidated Loan Agreement, dated January 29, 2014, by and between Zenith Equity Group Ltd. and Ocean Electric Inc. (filed as exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2014, and incorporated herein by reference)

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

OCEAN ELECTRIC, INC.

Date: April 17, 2014	By:	/s/ Ricardo Prats
Ricardo Prats,
Chief Executive Officer, President and Chief Financial Officer