Form 10-Q
period 2014-03-31
Ocean Electric Inc.
filed 2014-05-15
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

As of May 10, 2014 the registrant’s outstanding stock consisted of 54,783,500 shares of common stock at $.001 par value.

OCEAN ELECTRIC INC.

PART I - FINANCIAL INFORMATION

OCEAN ELECTRIC INC.

(A Development Stage Company)

March 31, 2014

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)	(Unaudited)
Current assets
Cash	$31,387	$2,423
Total current assets	31,387	2,423

Other assets
Prepaid Marketing Expenses (see Note 7)	296,364	296,364
Work in Progress, Patents	14,992	-
Fixed assets, net	2,183	2,299
Intangible assets, net	1,402,232	1,430,163
TOTAL ASSETS	$1,747,158	$1,731,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and Accrued Liabilities	145,535	146,413
Loan Payable to Related Party	8,253	8,253
Current Portion of Long-Term Debt	28,952	-
Total current liabilities	182,740	154,666

Long-Term Liabilities
Long-term debt, Net of Current Portion	795,837	634,306
Total long-term Liabilities	795,837	634,306
TOTAL LIABILITIES	978,577	788,972

COMMITMENTS (See Note 7)

STOCKHOLDERS’ EQUITY
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $ 0.001 per share Issued and outstanding: nil preferred shares	-	-
Common Stock
Authorized: 250,000,000 common shares with a par value of $ 0.001 per share; 54,783,500 and 54,783,500 Issued and Outstanding as of March 31, 2014 and Dec 31, 2013	54,783	54,783
Additional paid in capital	7,540,678	7,540,678
Accumulated Deficit During the Development State	(6,824,307)	(6,651,219)
Other Comprehensive Income (Loss)	(2,573)	(1,965)
TOTAL STOCKHOLDERS’ EQUITY	768,581	942,277
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,747,158	$1,731,249

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

			From
			Inception
	Three Months Ended		(January 10,2006)
	March 31,		Through
	2014	2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Revenues	$-	$-	$4,000
Cost of sales	-	-	-
Gross profit	-	-	4,000

OPERATING EXPENSES
Advertising and promotion	-	-	8,410
Amortization	28,047	27,931	273,773
General and administrative	97,614	32,742	661,160
Management fees	36,000	6,000	6,208,812
Total operating expenses	161,661	66,673	7,152,155

(Loss) from operations	(161,661)	(66,673)	(7,148,155)

Other income (expense)
Debt Forgiveness Income	-	-	532,703
Interest expense	(11,427)	(25,852)	(190,875)
Other Income (Expense)	-	-	(17,980)
Total other income (expense)	(11,427)	(25,852)	323,848

NET LOSS	$(173,088)	$(92,525)	$(6,824,307)

Net loss per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted average common and common equivalent shares outstanding
Basic and diluted	54,783,500	55,800,000

Other Comprehensive Income:
Foreign Currency Translation Adjustment	(608)	-
Comprehensive Income (Loss)	$(173,696)	$(92,525)

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

			From Inception
			(January 10
	Three Months Ended		2006) through
	March 31,		March 31,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(173,088)	$(92,525)	$(6,824,307)
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and Amortization	28,046	27,931	273,772
Imputed Interest	-	3,884	93,985
Shares issued for services	-	-	6,000,000
Debt Forgiveness Income		-	(532,703)
Changes in assets and liabilities, net of effects from acquisitions
Accounts payable and accrued liabilities	(878)	(494)	151,995
Prepaid expenses	-	-	-
NET CASH USED IN OPERATING ACTIVITIES	(145,920)	(61,204)	(837,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	-	-	-
Work in Progress - Patents	(14,992)	-	(14,992)
Acquisitions of assets	-	-	(298,714)
NET CASH USED IN INVESTING ACTIVITIES	(14,992)	-	(313,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	-	36,616
Repayments of note payable	(8,140)	(148,088)	(830,175)
Proceeds from long term debt	198,624		342,930
Common stock issued for cash	-	-	1,107,955
Proceeds from loan payable	-	-	527,597
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	190,484	(148,088)	1,184,923

NET CHANGE IN CASH	29,572	(209,292)	33,959
FOREIGN CURRENCY TRANSLATION GAIN/(LOSS)-OCI	(608)		(2,572)
CASH BALANCES
Beginning of period	2,423	305,601	-

End of period	$31,387	$96,309	$31,387

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Debt forgiveness from related party	$-	$-	$(460,583)
Common stock issued for intangible assets	$-	$-	$457,600
Note payable issued for intangible assets	$-	$-	$1,218,238
Common stock issued for services	$-	$-	$6,000,000

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$25,852	$154,736.65
Income tax paid		$-	$-

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of March 31, 2014, the Company has negative working capital of $122,401 and an accumulated deficit of $6,824,307.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  For the three months ended March 31, 2014, the Company recorded $608 in other comprehensive loss due to mark to market adjustment of cash and liabilities. There was no other comprehensive income for the same period ending March 31, 2013.

Net Income (Loss) and Comprehensive Income for the Three Months Ended March 31, 2014:

Revenues	$0
Expenses	$(161,661)
Other Income	$(11,427)
Net Income (Loss)	$(173,088)

Other Comprehensive Income, net of tax:
Foreign currency adjustments	$(608)

Other Comprehensive Income (Loss)	$(608)
Comprehensive Income (Loss)	$(173,696)

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

i)

Prepaid Marketing Expenses

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152.  As at March 31, 2013, the Company incurred $296,364 on the project.  As of May 12, 2014, the Company estimates that the project will be finished within six months. The Company intends to capitalize this project when it is completed, it will depreciate it over two years.

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

3.

Intangible Assets

			March 31,	December 31,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Wave energy technology	1,218,238	202,538	1,015,700	1,036,003
Wind energy technology	457,600	71,067	386,533	394,160

	1,675,838	273,605	1,402,233	1,430,163

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

Estimated Amortization Expense	$

For the year ended December 31, 2014	83,793
For the year ended December 31, 2015	111,724
For the year ended December 31, 2016	111,724
After December 31, 2016	1,094,991
Total	1,402,232

4.

Long-Term Debt

	March 31, 2014	December 31, 2013
Loan Payable (Zenith Equity Group)	$688,624	$490,000
Loans from Investors	107,213	144,306
Less: Current portion	28,952	-
Long-Term Liabilities	$824,789	$634,306

On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group, Ltd. providing for a loan of $450,000.  The loan accrued simple interest of 3.5% on the outstanding principal amount and was to be repaid in full due on or before June 27, 2015.  As at December 31, 2013 and December 31, 2012, the loan amount was $490,000. As at December 31, 2013 and December 31, 2012, the related accrued interest was $24,020 and $8,112 respectively.

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

On July 1, 2013, the Company received a notice from Hidroflot S.A. (related party) informing it that Hidroflot, S.A. ceased its operations effective June 30, 2013. As a result, the Company was released from its obligation related to the acquisition of the wave energy technology as noted in Note 3. As of the date of the notice, the Company had an outstanding balance of $490,189 on a note payable and $42,514 in Accounts Payable, consisting of $38,111 unpaid principal and $4,403 in unpaid interest. As a result, in 2013, the Company recorded a Debt Forgiveness Income of $532,703. As at March 31, 2014 and December 31, 2013, the Company owed $nil and $nil, respectively of debt relating to the acquisition of the wave energy technology, as noted in Note 3.

During year 2013, the Company received $144,306 as long-term loans from investors. The terms of these loans were documented on January 31, 2014. These long-term notes will mature in 18 months, and bear a 6% interest rate per year. Interest accrues starting January 2014. During the three months ended on March 31, 2014, $8,141 was returned to investors who decided to cancel their loans before January 31, 2014, when the loans became official.  As of March 31, 2014 and December 31, 2013, the Company owed $136,165 and $144,306 related to long-term loans from investors.

	Total Payment	Unrealized Interest	Principal
	$	$	$
2013	-	1,435	144,306
2014	-	2,015	(8,141)

Total	-	3,450	136,165

The Company is required to make the following principal repayments on the long-term debt:

$
2014	-
2015	136,165
2016	-
2017	-
2018	688,624

Total	824,789

5.

Related Party Transactions

a)

As at March 31, 2014 and December 31, 2013, the Company owed $1,985 and $ 1,985 to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at March 31, 2014 and December 31, 2013, the Company owed $6,268 and $ 6,268 to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

On October 3, 2011, the Company purchased the rights to a wave energy technology from Hidroflot, S.A., a company solely owned by the President of the Company, for $1,400,000 (see notes 3 and 4).

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

Accounts Payable:

a)

On April 3, 2013, the Company received an unsecured loan from Hidroflot, S.A. of $19,752. There is no interest rate associated with the outstanding principal and a repayment schedule was not established. This loan was cancelled on July 1, 2013, after the Company received a notice from Hidroflot S.A. informing it that Hidroflot, S.A. ceased its operations effective June 30, 2013. As of March 31, 2014 and December 31, 2013 the Company owed $nil to Hidroflot, S.A. Refer to Note 4 concerning Hidroloft long-term liability, which is also a related party transaction.

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

e)

On November 15, 2013, 731,000 common shares were cancelled and returned to treasury stock and the Company recorded an increase of paid-in-capital for $731

7. Commitments

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152, to be paid according to the following schedule

50% ($197,576) upon signing of the agreement (paid);

25% ($98,788) prior to commencement of animation (paid); and

25% ($98,788) on delivery of the final video project.

As of May 12, 2014, the Company has paid $296,364 for the video project. The video production was scheduled to be completed in December 2013 but is still unfinished as of May 12, 2014, but the Company projects that the video production will be finished within six months. The Company intends to capitalize this project, and when it is completed, it will depreciate it over two years.

8. Work in Progress

As of March 31, 2014, the Company had $14,992 in work in progress related to the development of multiple patents, in comparison to $nil as of December 31, 2013. The Company expects to continue investing in the development of these patents as part of its strategy.

9. Subsequent Events

None.

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

Overview

We were incorporated pursuant to the laws of the State of Nevada on January 10, 2006.  We are a startup, development stage company and have realized minimal revenues of $4,000.  Our efforts, to date, have focused primarily on the development and implementation of our business plan.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $31,387 and a working capital deficit of $122,401.  As of March 31, 2014 our accumulated deficit was $6,824,307.  For the three months ended March 31, 2014 our net loss was $173,088 compared to net loss of $92,525 during the same period in 2013.  This increase in net loss was due to an increase in general and administrative costs and management fees.

We used net cash of $145,920 from operating activities for the three months ended March 31, 2014 compared to used net cash of $61,204 in operating activities for the same period in 2013.  We used net cash of $14,992 in investing activities for the three months ended March 31, 2014 and $nil for the same period in 2013.  We received net cash of $190,484 in financing activities for the three months ended March 31, 2014 compared to using net cash of $148,088 in financing activities for the same period in 2013.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at March 31, 2014, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 and from inception to March 31, 2014.

Limited Revenues

Since our inception on January 10, 2006 to March 31, 2014, we have earned limited revenue of $4,000.  As of March 31, 2014, we have an accumulated deficit of $6,824,307 and we did not earn any revenues during the three months ending on March 31, 2014.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $173,088 for the three months ended March 31, 2014, compared to a net loss of $92,525 for the same period in 2013.  This increase in net loss was due to an increase in management fees, and general and administrative expenses.  From inception on January 10, 2006 to March 31, 2014, we have incurred a net loss of $6,824,307.  Our basic and diluted loss per share was $0.00 for the three months ended March 31, 2014, and $0.00 for the same period in 2013.

Expenses

Our total operating expenses increased from $66,673 to $161,661 for the three months ended March 31, 2014 compared to the same period in 2013.  This increase in expenses is mostly due to an increase in management fees and general and administrative expenses.  Since our inception on January 10, 2006 to March 31, 2014, we have incurred total operating expenses of $7,152,155.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer, who is also our Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

As of May 15, 2014, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 1A.

Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

OCEAN ELECTRIC, INC.
(REGISTRANT)

Date: May 15, 2014	/s/ Ricardo Prats
Ricardo Prats,
President, Chief Executive Officer, Chief Financial Officer and Director