Form 10-Q
period 2014-06-30
Ocean Electric Inc.
filed 2014-09-04
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

As of September 3, 2014 the registrant’s outstanding stock consisted of 54,783,500 common shares at $.001 par value.

OCEAN ELECTRIC INC.

PART I - FINANCIAL INFORMATION

OCEAN ELECTRIC INC.

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

Balance Sheets

(Expressed in US dollars)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current assets
Cash	$-	$2,423
Total current assets	0	2,423

Other assets
Prepaid Marketing Expenses (see Note 7)	296,364	296,364
Fixed assets, net	2,066	2,299
Intangible assets, net	1,374,301	1,430,163
TOTAL ASSETS	$1,672,731	$1,731,249

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Cash Overdraft	2,357	-
Accounts payable and Accrued Liabilities	165,504	146,413
Loan Payable to Related Party	8,253	8,253
Current Portion of Long-Term Debt	136,165	-
Total current liabilities	312,279	154,666

Long-Term Liabilities
Long-term debt, Net of Current Portion	790,729	634,306
Total long-term Liabilities	790,729	634,306
TOTAL LIABILITIES	1,103,008	788,972

COMMITMENTS (See Note 7)

STOCKHOLDERS' EQUITY
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $ 0.001 per share Issued and outstanding: nil preferred shares	-	-
Common Stock
Authorized: 250,000,000 common shares with a par value of $ 0.001 per share; 54,783,500 and 54,783,500 Issued and Outstanding as of June 30, 2014 and Dec 31, 2013	54,783	54,783
Additional paid in capital	7,540,678	7,540,678
Accumulated Deficit During the Development State	(7,020,896)	(6,651,219)
Other Comprehensive Income (Loss)	(4,842)	(1,965)
TOTAL STOCKHOLDERS' EQUITY	569,723	942,277
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,672,731	$1,731,249

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross profit	-	-	-	-

OPERATING EXPENSES
Advertising and promotion	-	-	-	-
Amortization	28,048	27,931	56,095	55,862
General and administrative	117,690	51,056	215,303	83,798
Management fees	36,000	12,183	72,000	18,183
Total operating expenses	181,738	91,170	343,398	157,843

(Loss) from operations	(181,738)	(91,170)	(343,398)	(157,843)

Other income (expense)
Debt Forgiveness Income	-	-	-	-
Interest expense	(14,851)	(18,077)	(26,279)	(38,899)
Other Income (Expense)	-	-	-	-
Total other income (expense)	(14,851)	(18,077)	(26,279)	(38,899)
Loss from continuing operations	(196,589)	(109,247)	(369,677)	(196,742)

NET LOSS	$(196,589)	$(109,247)	$(369,677)	$(196,742)

Net loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common and common equivalent shares outstanding
Basic and diluted	54,783,500	55,800,000	54,783,500	55,800,000

Other Comprehensive Income:
Foreign Currency Translation Adjustment	(2,269)	(1,055)	(2,877)	(1,055)
Comprehensive Income (Loss)	$(198,858)	$(110,302)	$(372,554)	$(197,797)

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.

(formerly known as Gold Holding Corp.)

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(369,677)	$(196,742)
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and Amortization	56,095	55,862
Imputed Interest	-	-
Shares issued for services	-	-
Debt Forgiveness Income		-
Changes in assets and liabilities, net of effects from acquisitions	-	-
Change in book overdraft	2,357
Accounts payable and accrued liabilities	19,091	49,331
Prepaid expenses	-	-
NET CASH USED IN OPERATING ACTIVITIES	(292,134)	(91,549)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of intangible assets	-	-
Acquisitions of assets	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	-	-
Repayments of note payable	(8,141)	(223,996)
Proceeds from long term debt	300,729
Common stock issued for cash	-	-
Proceeds from loan payable	-	19,515
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	292,588	(204,481)

NET CHANGE IN CASH	454	(296,030)
FOREIGN CURRENCY TRANSLATION GAIN/(LOSS)-OCI	(2,877)	(1,055)
CASH BALANCES
Beginning of period	2,423	305,601
End of period	$-	$8,516

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Debt forgiveness from related party	$-	$-
Common stock issued for intangible assets	$-	$-
Note payable issued for intangible assets	$-	$-
Common stock issued for services	$-	$-

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$31,088
Income tax paid		$-

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.

Notes to Financial Statements

(unaudited)

1. Nature of Operations and Continuance of Business

Ocean Electric Inc. (the “Company”) was incorporated in the State of Nevada on January 10, 2006. On October 27, 2009, the Company changed its name from Royal Equine Alliance Corp. to Gold Holding Corp., and on January 23, 2012, it changed its name from Gold Holding Corp. to Ocean Electric Inc. The Company plans to focus on alternative energy sources.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of June 30, 2014, the Company has negative working capital of $312,279 and an accumulated deficit of $7,020,896.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  For the six months ended June 30, 2014, the Company recorded $2,877 in other comprehensive loss due to mark to market adjustment of cash and liabilities. The Company recorded $1,055 in other comprehensive loss due to mark to market adjustment of cash and liabilities for the same period ending June 30, 2013.

Net Income (Loss) and Comprehensive Income:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Revenues	$-	$-
Expenses	$(181,738)	$(343,398)
Other Income	$(14,851)	$(26,279)
Net Income (Loss)	$(196,589)	$(369,677)

Other Comprehensive Income, net of tax:
Foreign currency adjustments	$(2,269)	$(2,877)

Other Comprehensive Income (Loss)	$(2,269)	$(2,877)
Comprehensive Income (Loss)	$(198,858)	$(372,554)

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

i)

Prepaid Marketing Expenses

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video. As of September 3, 2014, the Company estimates that the project will be finished by the end of the year. However, as of this date, the project is on hold until funding can be obtained. Management has determined that the video project should not be impaired at this time. Once the project is finished, the Company intends to recognize the marketing expenses in a period of two years.

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

m)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect, except for changes in reporting Development Stage Enterprises.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company previously had been considered a development stage entity as its operations had not begun and has elected early adoption of this guidance effective with the filing of this quarterly report.

3. Intangible Assets

			June 30,	December 31,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Wave energy technology	1,218,238	222,843	995,395	1,036,003
Wind energy technology	457,600	78,694	378,906	394,160

	1,675,838	301,537	1,374,301	1,430,163

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

Estimated Amortization Expense	$

For the year ended December 31, 2014	55,862
For the year ended December 31, 2015	111,724
For the year ended December 31, 2016	111,724
After December 31, 2016	1,094,991
Total	1,374,301

4. Long-Term Debt

	June 30, 2014	December 31, 2013
Loan Payable (Zenith Equity Group)	$688,624	$490,000
Loan Payable (Tandem Growth)	40,000	-
Loans from Investors	198,270	144,306
Total Long-Term-Debt	926,894	634,306
Less: Current portion	136,165	-
Long-Term Liabilities	$790,729	$634,306

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

On November 1, 2013, the Company entered into a loan agreement with Tandem Growth, providing for a loan of $40,000. The loan accrued simple interest of 6% simple interest per year (calculated on the basis of a 365-day year) on the outstanding principal amount and was to be repaid in full on or before November 1, 2016. As at June 30, 2014, the outstanding principal amount was $40,000. Tandem Growth may accept all or a portion of the principal interest due in common shares of the Company.

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

Under the Drawdown, the Company borrowed $73,000 on March 20, 2014, resulting in a loan balance of $688,624.

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

On July 1, 2013, the Company received a notice from Hidroflot S.A. (related party) informing it that Hidroflot, S.A. ceased its operations effective June 30, 2013. As a result, the Company was released from its obligation related to the acquisition of the wave energy technology as noted in Note 3. As of the date of the notice, the Company had an outstanding balance of $490,189 on a note payable and $42,514 in Accounts Payable, consisting of $38,111 unpaid principal and $4,403 in unpaid interest. As a result, in 2013, the Company recorded a Debt Forgiveness Income of $532,703. As at June 30, 2014 and December 31, 2013, the Company owed $nil and $nil, respectively of debt relating to the acquisition of the wave energy technology, as noted in Note 3.

During year 2013, the Company received $144,306 as long-term loans from investors. The terms of these loans were documented on January 31, 2014. These long-term notes will mature in 18 months, and bear a 6% interest rate per year. Interest accrues starting January 2014. During the three months ended on March 31, 2014, $8,141 was returned to investors who decided to cancel their loans before January 31, 2014, when the loans became official.  As of June 30, 2014 and December 31, 2013, the Company owed $198,270 and $144,306 related to long-term loans from investors.

	Total Payment	Unrealized Interest	Principal
	$	$	$
2013	-	1,435	144,306
2014	-	4,980	62,105
2014 – Returned to Investors			(8,141)
	-	6,415	198,270

The Company is required to make the following principal repayments on the long-term debt:

$
2014	-
2015	198,270
2016	40,000
2017	-
2018	688,624
Total	926,894

5. Related Party Transactions

a)

As at June 30, 2014 and December 31, 2013, the Company owed $1,985 and $ 1,985 to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at June 30, 2014 and December 31, 2013, the Company owed $6,268 and $ 6,268 to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Accounts Payable:

a)

On April 3, 2013, the Company received an unsecured loan from Hidroflot, S.A. of $19,752. There is no interest rate associated with the outstanding principal and a repayment schedule was not established. This loan was cancelled on July 1, 2013, after the Company received a notice from Hidroflot S.A. informing it that Hidroflot, S.A. ceased its operations effective June 30, 2013. As of June 30, 2014 and December 31, 2013 the Company owed $nil to Hidroflot, S.A. Refer to Note 4 concerning Hidroloft long-term liability, which is also a related party transaction.

6. Share Capital

a)

On February 24, 2012, the Company increased the number of common shares authorized from 75,000,000 common shares to 250,000,000 common shares.

b)

On April 19, 2013, 285,500 common shares were cancelled and returned to treasury stock and the Company recorded an increase of paid-in-capital for $286.

c)

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

As of September 3, 2014, the Company has paid $296,364 for the video project. The video production was scheduled to be completed in December 2013 but is still unfinished. As of September 3, 2014, the Company estimates that the project will be finished by the end of the year. However, as of this date, the project is on hold until funding can be obtained to complete it. Management has determined that the video project should not be impaired at this time. Once the project is finished, the Company intends to recognize the marketing expenses in a period of two years.

8. Subsequent Events

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

Overview

We were incorporated pursuant to the laws of the State of Nevada on January 10, 2006.  We are a startup, development stage company and have realized minimal revenues of $4,000 since inception.  Our efforts, to date, have focused primarily on the development and implementation of our business plan.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $nil and a working capital deficit of $312,279.  As of June 30, 2014 our accumulated deficit was $7,020,896.  For the six months ended June 30, 2014 our net loss was $369,677 compared to net loss of $196,742 during the same period in 2013.  This increase in net loss was due to increased administrative costs and increased management fees.

We used net cash of $292,134 from operating activities for the six months ended June 30, 2014 compared to used net cash of $91,549 in operating activities for the same period in 2013.  We received net cash of $292,588 in financing activities for the six months ended June 30, 2014 compared to using net cash of $204,481 in financing activities for the same period in 2013.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management is attempting to raise equity financings within the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at June 30, 2014, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Limited Revenues

As of June 30, 2014, we have an accumulated deficit of $7,020,896 and we did not earn any revenues during the three months ending on June 30, 2014.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $196,589 for the three months ended June 30, 2014, compared to a net loss of $109,247 for the same period in 2013.  This increase in net loss was due to an increase in administrative costs and increase in management fees.  Our basic and diluted loss per share was $0.00 for the three months ended June 30, 2014, and $0.00 for the same period in 2013.

Expenses

Our total operating expenses increased from $91,170 to $181,738 for the three months ended June 30, 2014 compared to the same period in 2013.  This increase in expenses is mostly due to higher administrative costs, higher legal costs and higher management fees.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Results of Operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Limited Revenues

As of June 30, 2014, we have an accumulated deficit of $7,020,896 and we did not earn any revenues during the six months ending on June 30, 2014.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $369,677 for the six months ended June 30, 2014, compared to a net loss of $196,742 for the same period in 2013.  This increase in net loss was due to an increase in administrative costs and increase in management fees.  Our basic and diluted loss per share was $0.01 for the six months ended June 30, 2014, and $0.00 for the same period in 2013.

Expenses

Our total operating expenses increased from $157,843 to $343,398 for the three six months ended June 30, 2014 compared to the same period in 2013.  This increase in expenses is mostly due to higher administrative costs, higher legal costs and higher management fees.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of material weaknesses in our internal control over financial reporting.  These weaknesses stem from the amalgamation of many functions in one person, use of outside controller services and overall limited staff, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 3, 2014 there are no material pending legal proceedings, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

OCEAN ELECTRIC, INC.
(REGISTRANT)

Date: September 3, 2014	/s/ Ricardo Prats
Ricardo Prats,
President, Chief Executive Officer, Chief Financial Officer and Director (Authorized Officer for Registrant)