Form 10-Q
period 2014-09-30
Ocean Electric Inc.
filed 2014-11-12
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

(775) 434-0409

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

As of November 14, 2014, the registrant’s outstanding stock consisted of 62,334,810 common shares at $.001 par value.

OCEAN ELECTRIC INC.

Table of Contents

PART I – FINANCIAL INFORMATION	3
Balance Sheet (Unaudited)	3
Income Statement (Unaudited)	4
Statements of Cash Flows (Unaudited)	5
ITEM 1 - NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	6
1. Nature of Operations and Continuance of Business	6
2. Summary of Significant Accounting Policies	6
3. Intangible Assets	9
4. Long-Term Debt	10
5. Related Party Transactions	11
6. Accounts Payable	11
7. Share Capital	11
8. Commitments	12
9. Subsequent Events	12
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
Safe Harbor Statement	13
Liquidity and Capital Resources	13
Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013	13
Results of Operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013	14
Inflation	14
Off-Balance Sheet Arrangements	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14
ITEM 4. CONTROLS AND PROCEDURES	15
PART II – OTHER INFORMATION	15
ITEM 1. LEGAL PROCEEDINGS	15
ITEM 1A. RISK FACTORS	15
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USER OF PROCEEDS SECURITIES	15
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	15
ITEM 4. MINE SAFETY DISCLOSURE	15
ITEM 5. OTHER INFORMATION	15
ITEM 6. EXHIBITS	16
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002	16
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002	16

PART I - FINANCIAL INFORMATION

OCEAN ELECTIRC INC.

Balance Sheets

(Expressed in U.S. Dollars)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash	$368	$2,423
Total current assets	368	2,423

Other assets
Prepaid Marketing Expenses (see Note 2(h))	296,364	296,364
Fixed Assets, Net	1,948	2,299
Intangible Assets, Net	1,346,370	1,430,163
TOTAL ASSETS	$1,645,050	$1,731,249

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Cash Overdraft	$1,320	$-
Accounts Payable and Accrued Liabilities	193,127	146,413
Loan Payable to Related Party	18,928	8,253
Current Portion of Long-Term Debt	136,165	-
Total Current liabilities	349,540	154,666

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	62,105	634,306
Total Long-Term Liabilities	62,105	634,306
TOTAL LIABILITIES	441,645	788,972

COMMITMENTS (See Note 8)

STOCKHOLDERS' EQUITY
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $ 0.001 per share Issued and Outstanding: nil Preferred Shares	-	-
Common Stock
Authorized: 250,000,000 common shares with a par value of $ 0.001 per share; 62,334,810 and 54,783,500 Issued and Outstanding as of Sept 30, 2014 and Dec 31, 2013	62,334	54,783
Additional Paid in Capital	8,288,258	7,540,678
Other Comprehensive Income (Loss)	(4,945)	(1,965)
Accumulated Deficit	(7,112,242)	(6,651,219)
TOTAL STOCKHOLDERS' EQUITY	1,233,405	942,277
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,645,050	$1,731,249

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

OPERATING EXPENSES
Amortization and Depreciation	28,048	27,931	84,143	83,793
General and Administrative	15,787	39,561	231,091	123,359
Management Fees	36,000	110,500	108,000	128,683
Total Operating Expenses	79,835	177,992	423,234	335,835

(Loss) from Operations	(79,835)	(177,992)	(423,234)	(335,835)

OTHER INCOME (EXPENSE)
Debt Forgiveness Income	-	532,703	-	532,703
Interest Expense	(11,511)	(3,970)	(37,789)	(42,869)
Other Expense	-	-	-	-
Total Other Income (Expense)	(11,511)	528,733	(37,789)	489,834

NET PROFIT/(LOSS)	$(91,346)	$350,741	$(461,023)	$153,999

NET INCOME/(LOSS) PER SHARE
Basic and Diluted	$(0.00)	$0.01	$(0.01)	$0.00

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
Basic and diluted	56,671,328	55,800,000	55,419,691	55,800,000

OTHER COMPREHENSIVE INCOME:
Foreign Currency Translation Adjustment	$(103)	$(2,809)	$(2,980)	$(3,864)
COMPREHENSIVE INCOME (LOSS)	$(91,449)	$347,932	$(464,003)	$150,135

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/(Loss)	$(461,023)	$153,999
Adjustments to Reconcile Net Earnings to Net Cash Used in Operating Activities
Amortization and Depreciation	84,143	83,793
Imputed Interest	-	-
Shares Common Stock Exchanged for Accrued Interest	28,111	-
Debt Forgiveness Income	-	(532,703)
Changes in Assets and Liabilities, Net of Effects from Acquisitions	-	-
Accounts Payable and Accrued Liabilities	70,734	161,300
Prepaid expenses	-	-
NET CASH USED IN OPERATING ACTIVITIES	(278,035)	(133,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Disposal of Intangible Assets	-	-
Acquisitions of Assets	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Bank Overdraft	1,320	-
Proceeds from Related Parties	10,675	5,943
Repayments of Note Payable	-	(223,996)
Proceeds from Long Term Debt	266,965
Proceeds from Stock Offering	-	16,634
Other Financing	-	-
Proceeds from Loan Payable	-	37,597
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	278,960	(163,822)

NET CHANGE IN CASH	925	(297,433)
FOREIGN CURRENCY TRANSLATION GAIN/(LOSS)-OCI	(2,980)	(3,864)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$2,423	$305,601
CASH AND CASH EQUIVALENTS, END OF PERIOD	$368	$4,304

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Debt Forgiveness from Related Party	-	(490,189)
Common Stock Exchanged for Loans	755,131	-

SUPPLEMENTAL DISCLOSURES
Interest paid	$264	$31,088
Income tax paid	$-	$-

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.

ITEM 1 - NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. Nature of Operations and Continuance of Business

Ocean Electric Inc. (the “Company”) was incorporated in the State of Nevada on January 10, 2006. On October 27, 2009, the Company changed its name from Royal Equine Alliance Corp. to Gold Holding Corp., and on January 23, 2012, it changed its name from Gold Holding Corp. to Ocean Electric Inc. The Company focuses on alternative energy sources.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of September 30, 2014, the Company has negative working capital of $349,172 and an accumulated deficit of $7,112,242.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31.

a)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

b)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c)

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

f)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  For the nine months ended September 30, 2014, the Company recorded $2,980 in other comprehensive loss due to mark to market adjustment of cash and liabilities. The Company recorded $103 in other comprehensive loss due to mark to market adjustment of cash and liabilities for the three months period ending September 30, 2014.

Net Income (Loss) and Comprehensive Income:

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Revenues	$0	$0
Expenses	$79,835	$423,234
Other income	$(11,511)	$(37,789)
Net income (loss)	$(91,346)	$(461,023)
Other comprehensive income, net of tax:
Foreign currency adjustments	$(103)	$(2,980)
Other comprehensive income (loss)	$0	$0
Comprehensive income (loss)	$(103)	$(2,980)

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

h)

Prepaid Marketing Expenses

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video. As of September 30, 2014, the Company estimates that the project will be finished by the end of the year. However, as of this date, the project is on hold until funding can be obtained. Management has determined that the video project should not be impaired at this time. Once the project is finished, the Company intends to recognize the marketing expenses in a period of two years.

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

3. Intangible Assets

			September 30,	December 31,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$
Wave Energy Technology	1,218,238	243,147	975,091	1,036,003
Wind Energy Technology	457,600	86,321	371,279	394,160
	1,675,838	329,468	1,346,370	1,430,163

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

Amortization expenses are $27,931 for the three months ended September 30, 2014, compare to $27,931 for the same period in 2013.  Amortization expenses are $83,793 for the nine months ended September 30, 2014, compare to $83,793 for the same period in 2013.

4. Fixed Assets

Fixed Assets as of September 30, 2014 consist of the following:

	2014	2013
Computers	2,350	0
Less: Accumulation Depreciation	402	0
	1,948	0

The depreciation for the three months ending September 30, 2014 and 2013 was $117 and 0, respectively.  The depreciation for the nine months ending September 30, 2014 and 2013 was $350 and 0, respectively.

5. Long-Term Debt

	September 30, 2014 $	December 31, 2013 $
Loan Payable (Zenith Equity Group)	0	490,000
Loan Payable (Tandem Growth)	0	0
Loans From Investors	198,270	144,306
Total Long-Term-Debt	198,270	634,306
Less: Current Portion	136,165	0
Long-Term Liabilities	62,105	634,306

On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group, Ltd. providing for a loan of $450,000.  The loan accrued simple interest of 3.5% on the outstanding principal amount and was to be repaid in full on or before June 27, 2015.  As at December 31, 2013, the loan amount was $490,000. As at December 31, 2013, the related accrued interest was $24,020.

On November 1, 2013, the Company entered into a loan agreement with Tandem Growth, providing for a loan of $40,000. The loan accrued simple interest of 6% simple interest per year (calculated on the basis of a 365-day year) on the outstanding principal amount and was to be repaid in full on or before November 1, 2016. On September 8, 2014, the loan was acquired by Zenith Equity Group Ltd. (“Zenith”) and was subsequently converted into 7,551,310 shares of common stock of the Company.

On January 29, 2014, the Company, entered into a Consolidated Loan Agreement (the “Loan Agreement”) with Zenith, to consolidate certain outstanding loans made by Zenith to the Company in 2012 and 2013 and to extend new loans to the Company.  Zenith is also a shareholder of the Company and owns more than 5% of the issued and outstanding shares of common stock of the Company.

The Loan Agreement consolidated outstanding loans of approximately $450,000 made on June 26, 2012 and $40,000 made on September 18, 2013,  and accrued interest of $25,623 (collectively, the “Consolidated Debt”).  The prior two loan agreements were terminated. In addition to the Consolidated Debt, upon signing, Zenith lent $100,000 (the “New Credit Loan”) and made available from time to time, to the Company, an aggregate amount of $300,000 prior to December 31, 2014 (the “Drawdown”, together with the Consolidated Debt and the New Credit Loan, the “Loan”). The Loan has a maturity date of April 15, 2018. The interest rate on the Loan was 6% per year, simple interest, calculated on the basis of a 365-day year.  Prior to the Maturity Date, the Company has the right to prepay the principal and the interest due thereon, in whole and in part, in its sole discretion, by providing Zenith a prepayment notice. The minimum prepayment notice period was 45 days, during which Zenith could have converted the amount intended to be prepaid into shares of common stock under the conversion terms of the Loan Agreement.

Under the Drawdown, the Company borrowed $73,000 on March 20, 2014, resulting in a loan balance of $688,624.

Zenith had the right to convert at any time and from time to time the principal and accrued interest due into shares of common stock of the Company, at the initial rate of $0.10 per share, subject to the limitation specified in connection with a prepayment of principal and interest. The conversion rate was subject to adjustment for stock dividends, stock splits and similar corporate events. Zenith could have exercised its conversion rights only when the Company has the authorized and un-issued shares available to be issued at the time of conversion.  Zenith had to present the Company a specific acknowledgment if after the conversion, the resulting shares represent more than 9.99% of the issued and outstanding shares of common stock of the Company, including any shares that may be issuable under any convertible or exercisable instruments of the Company held by Zenith.

In addition to the right of conversion, Zenith had the right to offer all or a portion of the principal and interest due under the Loan Agreement in payment of shares of common stock of the Company in any offering of shares of common stock being offered for sale directly by the Company.  On September 8, 2014, all of the principal and interest due under the Loan Agreement was converted into 7,551,310 shares of Common Stock of the Company.

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

During year 2013, the Company received $144,306 as long-term loans from investors. The terms of these loans were documented on January 31, 2014. These long-term notes will mature in 18 months, and bear a 6% interest rate per year. Interest accrues starting January 2014. During the three months ended on March 31, 2014, $8,141 was returned to investors who decided to cancel their loans before January 31, 2014, when the loans became official.  As of September 30, 2014 and December 31, 2013, the Company owed $198,270 and $144,306 related to long-term loans from investors.

	Total Payment	Unrealized Interest	Principal
	$	$	$
2013	0	1,435	144,306
2014	0	7,978	62,105
2014 – Returned To Investors	0	0	(8,141)
	0	9,413	198,270

The Company is required to make the following principal repayments on the long-term debt:

Year	$
2014	0
2015	198,270
2016	0
2017	0
2018	0
Total	198,270

6. Related Party Transactions

a)

As at September 30, 2014 and December 31, 2013, the Company owed $12,660 and $1,985 to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at September 30, 2014 and December 31, 2013, the Company owed $6,268 and $ 6,268 to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

f)

On September 8, 2014, the Company entered into a Note Conversion Agreement with Zenith Equity Group Ltd, a shareholder of the Company, to convert certain notes issued by the Company into 7,511,310 shares of common stock of the Company.

7. Accounts Payable:

a)

On April 3, 2013, the Company received an unsecured loan from Hidroflot, S.A. of $19,752. There is no interest rate associated with the outstanding principal and a repayment schedule was not established. This loan was cancelled on July 1, 2013, after the Company received a notice from Hidroflot S.A. informing it that Hidroflot, S.A. ceased its operations effective June 30, 2013. As of June 30, 2014 and December 31, 2013 the Company owed $nil to Hidroflot, S.A. Refer to Note 4 concerning Hidroflot long-term liability, which is also a related party transaction.

8. Share Capital

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

d)

On September 8, 2014, 7,551,310 common shares were issued to Zenith Equity Group Ltd for three promissory notes in the aggregate principal and interest amounted to approximately $755,000.

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

10. Subsequent Events

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

Overview

We were incorporated pursuant to the laws of the State of Nevada on January 10, 2006.  We are a startup company and have realized minimal revenues to date.  Our efforts, to date, have focused primarily on the development and implementation of our business plan.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $368 and a working capital deficit of $349,172.  As of September 30, 2014, our accumulated deficit was $7,112,242.  For the nine months ended September 30, 2014, our net loss was $461,023, compared to net profit of $153,999 during the same period in 2013.  This decrease in net profit from the same period last year was due to an increase in general and administration expenses and decrease in debt forgiveness income.

We used net cash of $278,035 from operating activities for the nine months ended September 30, 2014 compared to use net cash of $133,611 in operating activities for the same period in 2013.  We did not use any money in investing activities for the nine months ended September 30, 2014 and for the same period in 2013.  We receive net cash of $278,960 in financing activities for the nine months ended September 30, 2014, compared to using net cash of $163,822 in financing activities for the same period in 2013.

These financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity and/or debt financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We incurred losses from operations since inception and at September 30, 2014, had a working capital deficiency and had an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Limited Revenues

Since our inception on January 10, 2006 to September 30, 2014, we have earned limited revenue.  As of September 30, 2014, we have an accumulated deficit of $7,112,242 and we did not earn any revenues during the three months ending on September 30, 2014.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $91,346 for the three months ended September 30, 2014, compared to a net income of $ 350,741 for the same period in 2013.  This increase in net loss was due to an increase in management fees and a decrease in debt forgiveness income.  Our basic and diluted loss per share was $0 for the three months ended September 30, 2014, and $0.01 for the same period in 2013.

Expenses

Our total operating expenses decreased to $79,835 for the three months ended September 30, 2014, from $177,992 in the same period in 2013.  This decrease in expenses is mostly due to lower management fees that were expensed in the prior period and lower general and administration expenses.

Results of Operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

Limited Revenues

We did not earn any revenues during the nine months ending on September 30, 2014, and we did not earn any revenues earned during the same period in 2013.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Income/Loss

We had a net loss of $461,023 for the nine months ended September 30, 2014, compared to a net profit of $153,999, for the same period in 2013.  This increase in net loss was mostly due to increase in general and administration expenses and decrease in debt forgiveness income.  Our basic and diluted net income (loss) per share was ($0.01) for the nine months ended September 30, 2014, and ($0.00) for the same period in 2013.

Expenses

Our total operating expenses increased to $423,234 for the nine months ended September 30, 2014, from $335,835 for the same period in 2013.  This increase in expenses is mostly due to higher general and administrative expense, amortization, but lower management fees that were expensed and lower interest expenses in the current period.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, who is the same person, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer, who is the same person, concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, who is the same person, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of November 14, 2014 there are no material pending legal proceedings, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USER OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OCEAN ELECTRIC, INC.
(REGISTRANT)

Date: November 12, 2014	/s/ Ricardo Prats
Ricardo Prats,
President, Chief Executive Officer, Chief Financial Officer and Director (Authorized Officer for Registrant)