Form 10-K
period 2014-12-31
Ocean Electric Inc.
filed 2015-03-31
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐   No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐   No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of June 30, 2014: $2,348,040

As of March 31, 2015, the registrant’s outstanding stock consisted of 67,834,810 common shares.

PART I

Item 1.  Description of Business

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms “we,” “us,” “our,” “the Company,” and “Ocean” mean Ocean Electric Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We are a development stage company.  We plan to design, develop, manufacture, license, and service non-polluting, renewable electric power generating plants using innovative, patent protected wave energy and wind energy extraction technologies, for use in the shallow and deep water ocean environment.

The energy in the oceans throughout the world has yet to be tapped in any meaningful way for electricity generation.  Currently, there are many technology companies and project developers seeking to tap this potentially important source of hydrokinetic power. To date, there is no single dominant method or particular standards that define the market. There are currently five principal types of marine and hydrokinetic technologies: ocean wave, tidal stream, river hydrokinetic, ocean current and ocean thermal resources.  Because of the consistency of winds in the ocean environment and the proximity to urban centers, the ocean also offers a logical placement for wind farms. It is the Company’s view that the ocean environment energy is on the cusp of development and widening commercial development.  Although there are a number of different kinds of systems being used and a number of projects in place, the Company currently estimates that there are in excess of 300 various kinds of projects world-wide attempting to use the energy of the oceans, it is still a proof of concept industry.  The results of the current pilot projects and early technologies will largely determine whether wave technology, tidal energy and ocean wind will result in any meaningful energy production.  And, not only will it be the proving of the technology, but society’s acceptance of using the ocean as a source of energy will also be a factor in determining the viability of hydrokinetic energy as a source of power.

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

We believe that Ocean Electric is developing an efficient, innovative technology for a new generation of electric production using renewable marine energy at low cost. We believe that this constitutes a newer concept of an ecological system that draws energy from waves with a high degree of efficiency.  We plan to offer our clients the entire value chain of an energy project: advice and consultancy services, sale of devices, installation services, maintenance team training, sale of spare parts and remote monitoring.

We believe it is essential to highlight the fact that we are dealing with a sustainable source of electricity alternative that has limited environmental impact. As well as being advantageous for the environment in terms of green-house gas production, our designs for wave and wind farms will generate value for society in an environmentally friendly fashion, and where these projects are set up it will generate social and economic wealth through new employment opportunities.

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

We acquired our current principal assets in 2011.  Prior to that, we did not have any meaningful operations and were a shell company.  We have incurred losses since our inception.  We currently rely upon convertible loans and the sale of our securities to fund our operations, and expect to continue to need to raise equity and other forms of capital to continue our business development and sustain our operations.  We have generated limited revenues of $4,000 from January 10, 2006 (date of inception) to December 31, 2014.  The audit report in connection with the financial statements for the fiscal year ended December 31, 2014, included in this annual report contain a going concern statement.

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

Our wave platform design has “floaters” that will move up and down with the passing of ocean waves. The floaters will be housed in a symmetrical cage or framework that can be configured for different numbers of floaters; our platform typically would use 16 floaters.  Vertical motion of the “floaters” will be converted to rotary motion to drive electric generators.  The floating platform will be anchored to the sea floor and can be totally submerged should waves exceed 6 meters, as a means to protect the platform in the event of storms and heavy seas.  Platforms can be grouped together to form 50 MW “farms”.  Typically, such farms would be configured in a star pattern to allow each platform to face the oncoming waves without disruption from other platforms. A star configuration of 8 platforms would have the capacity of 6.4MW.  Undersea cabling will be used to connect “farms” to the onshore power grid.  Due to its compact design, submersible protection, and high MW rating, the wave platform’s acquisition and operating costs per MW will be significantly less than competitive designs.  The platform will be designed for both shallow and deep water applications.

A prototype of the above described platform is currently undergoing preliminary sea trials prior to commercialization.

In 2013, the Company signed an agreement to design and build a small wave plant with a limited number of floaters to produce approximately 200kW of electricity to power a fish farm, and replace or reduce the dependence on diesel energy sources, which would be the typical source of electric power in this work situation.  As an additional benefit, the proposed plant would be more “green,” eliminating the potential for oil and fuel spills in the farm environment and reducing green-house emissions. The agreement is with a Company located in South America. To date, however, as of the date of this report, we have not commenced construction of the plant due to a lack of funding for our working capital.

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

In December 1, 2011, we acquired certain wind offshore wind energy technologies developed by Green & Blue Sustainable Technologies, a company owned by our sole director, and principal executive officer, Mr. Ricardo Prats.  Our wind platform design moves 115+ tons of machinery from the top of the rotor blade tower (located in a nacelle) to the base of a floating spur wind turbine.  A patented fiber sling transmission system connects the rotor shaft at the top to the generator at the base of the tower.  The Nacelle and tower yaw control uses our patented mechanism.  Our wind turbine is designed for deep water continental shelf installations (depths of 30 meters to more than 200 meters).  Multiple turbines can be interconnected to form offshore wind “farms” for larger MW capacity.  By moving the generating equipment to the base of the turbine tower, the turbine center of gravity is lowered which significantly increases stability particularly during inclement weather.  With sea level access, equipment installation, maintenance, and repair costs are reduced.  The transmission and yaw systems can be adapted to many wind turbine manufacturer’s nacelle and generating equipment, thereby increasing our market opportunity for licensing rights and project services.

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

The Company will seek additional patents and related protections from time to time as its research and development warrants, as we plan to undertake an active program to protect our current and any expansions of our intellectual property.  These registrations will be in the European Community and in other jurisdictions such as the US, where the Company technologies will be deployed.  No assurance can be given that it will be able to obtain additional registrations and fully protect its intellectual property through patent registration.

Business Opportunities

Project management/turn-key solution

We plan to commercialize our technology primarily through project management and consulting services to provide a turn-key solution. Turnkey projects will be designed, developed, and installed under a project management contract coordinating all aspects of the project. A project contract will vary in scope depending on the requirements of the contracting party; however, we will offer oversight and coordination of the entire wave and wind farm technologies to specific areas within a project when contracted under the direction of, or directly by, a prime contractor.  For a turnkey solution, the project contract would cover pre-project planning, development of a master plan, detailed engineering, pre-testing and training, procurement, installation and commissioning.  Additionally, we may offer services in the operational phase, including general operations and maintenance and repair services.

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

Wind Power

Europe has installed more than 830 wind turbines serving nine countries.  Almost all of the 2,300 megawatts (MW) of installed capacity has been built in shallow waters (less than 30 meters deep).  Our current technologies can compete in the shallow water locations, but more importantly, we believe that our solutions can work in deep waters, opening a new market in renewable energy.

The United States leads the world in installed, land-based wind energy capacity but has no offshore wind projects currently in operation.  However, the Company believes that there are approximately 20 projects representing more than 2,000 MW of capacity that are in the planning and permitting process for offshore electricity production, indicating that the United States represents a substantial potential market for our technologies.

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

8.

The Manchester Bobber by The University of Manchester Intellectual Property Limited (England)

9.

Anaconda Wave Energy Converter (Great Britain)

Each of the above listed projects deploys unique concepts and designs, somewhat different from one another.  The Company believes that to date, no one design has begun to dominate the market.  Because wave power is an emerging industry, there are no dominant standards yet in the market place.  Many early designs have proven to be inefficient, inoperable, uneconomical, or failed to obtain sufficient levels of funding.  Our technologies may suffer some or all of the same limitations.  Notwithstanding such risk, we believe that our technology is feasible and will prove efficacious. Research and development of our wave technology has been undertaken over the past decade, and it was supported by multiple governmental and institutional grants and partnerships.

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

U.S. Regulations

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

Employees and Consultants

As of December 31, 2014, we had one full time employees, our Chief Executive Officer, who also acts as our general manager.  We have also engaged an individual as our technical officer. We currently engage independent contractors in the areas of accounting, secretary, CAD designer, geologist services, legal, auditing services, investment banking and corporate development.  In the future, as our business and our financial resources warrant, we will engage other personnel and consultants as needed to implement our business plan.

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

We have incurred net losses since we began operations in 2006, including net comprehensive losses of $546,988 in fiscal year ended 2014 and $12,180 in fiscal year ended 2013.  As of December 31, 2014, we had an accumulated deficit of $7,195,163.  To continue the development of our business, we will have to raise significant amounts of capital.  We do not yet have any prediction on when we will commence the generation of any revenues.  As we continue to develop our proprietary technologies, we expect to have a net decrease in cash from operating activities.  We do not know whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully commercialize our wave and/or wind energy technologies in the emerging renewable energy market.

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

The report of our independent auditor dated March 30, 2015, on our financial statements for the year ended December 31, 2014, included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.  Our auditor’s doubts are based on our deficit accumulated during development stage and our net loses and cash flow deficiencies. Our ability to continue as a going concern will be determined upon the continued financial support from our management and shareholders, our ability to identify future investment opportunities and our ability to obtain the necessary debt or equity financing and generate profitable operations from our future operations.

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

Even if wave and/or wind energy technologies achieve broad commercial acceptance, our particular technologies may not prove to be commercially viable for generating electricity from either ocean waves or offshore wind. If demand fails to develop for our products and services our renewable energy technologies, we may be unable to grow our business or generate sufficient revenues to achieve and then sustain profitability. If we are not successful in commercializing our renewable energy technologies, our business, financial condition and results of operations would be adversely affected.

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

From time to time, we may evaluate potential strategic acquisitions of complementary businesses, products or technologies, as well as consider joint ventures and other collaborative projects.  We do not have any experience with acquiring companies or products.  Any acquisition we pursue could diminish the capital resources otherwise available to us for other uses or be dilutive to our stockholders and could divert management's time and resources from our core operations.  Additionally, we expect an acquisition will require financing for which we have no current sources.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We have a leased executive office located at 112 North Curry Street, Carson City, Nevada 89703.  We also maintain a leased office in Martorelles, Barcelona, Spain.

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

Period	High ($)	Low ($)
October 1, 2014 – December 31, 2014	0.51	0.08
July 1, 2014 – September 30, 2014	0.24	0.24
April 1, 2014 – June 30, 2014	0.51	0.24
January 1, 2014– March 31, 2014	0.30	0.23
October 1, 2013 – December 31, 2013	0.25	0.20
July 1, 2013– September 30, 2013	0.36	0.32
April 1, 2013 – June 30, 2013	0.44	0.35
January 1, 2013 – March 31, 2013	1.01	1.01

On March 27, 2015, the price of the common shares was a high of $0.08 and a low of $0.08.

Holders

As of March 27, 2015, there were approximately 15 holders of record of our common stock. Approximately 1.2% of our common stock is held in street name, for which we do not have an indication of the number of beneficial owners.

Dividends

We did not issue any stock dividends during our fiscal year ended December 31, 2014.

Equity Compensation Plans

We have not implemented any equity compensation plans.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology including, “could,” “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

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

We have only recently begun our current operations, have earned nominal revenues and have accumulated a net loss of $7,195,163 from January 10, 2006 (date of inception) to December 31, 2014.

We are a start-up corporation with limited operations and limited revenues from our business operations.  Our auditors have issued us with a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to fund our operations.  Our only source of cash at this time is investments by others in our Company.  We must raise cash to continue in business and to implement our plan of operations.

Plan of Operations

Our projected categories of expenses for the fiscal year 2015 are generally the same as for fiscal year 2014.  These expenses are expected to include those for marketing, general administration and overhead, professional services and working capital.  As we progress with the South American project, we expect to have to expend sums on research and development and advances for equipment and services.

We are exploring different avenues of financing.  From time to time, we enter into loan arrangements and equity sales with different persons, some of which having been securities holder of the Company through loans and equity holdings and some of which being new investors.  We do not expect that the funds available currently or in our working capital will provide us with all the required working capital for our day to day expenses, including the general administration, overhead and professional services for 2015.  Additionally, for expanded development and implementation of our business plans we will need additional capital, for which we do not have any specific arrangements.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2014	December 31, 2013
	$	$
Current Assets	0	2,423
Current Liabilities	466,212	154,666
Working Capital (Deficit)	(466,212)	(152,243)

Cash Flows

	Year ended December 31, 2014	Year ended December 31, 2013
	$	$
Cash Flows from (used in) Operating Activities	(285,944)	(287,359)
Cash Flows from (used in) Investing Activities	0	(2,350)
Cash Flows from (used in) Financing Activities	286,564	(11,504)
Net Increase (decrease) in Cash During Period	620	(301,213)

Fiscal Year Ended December 31, 2014 Compared To Fiscal Year Ended December 31, 2013

Operating Revenues

During the years ended December 31, 2014 and 2013, we did not earn any revenues from operations.

Operating Expenses and Net Loss

During the year ended December 31, 2014, we incurred operating expenses of $502,982 compared with operating expenses of $495,231 during the year ended December 31, 2013.  The increase in operating expenses was attributed to the increase in general and administrative expenses incurred during the year ended December 31, 2014.

For the year ended December 31, 2014, we incurred a comprehensive net loss of $546,988 compared with a net loss of $12,180 for the year ended December 31, 2013.

Cash-flow from Operating Activities

During the year ended December 31, 2014, we used cash of $285,944 for operating activities as compared to use of $287,359 during the year ended December 31, 2013.  The decrease in cash used for operating activities during the year was due to a decrease in management fees.

Cash-flow from Investing Activities

During the years ended December 31, 2014 we invested $0 as compared to $2,350 during the year ended December 31, 2013. The company did not spend any money on investing activities during the year ended December 31, 2014.

Cash-flow from Financing Activities

During the year ended December 31, 2014, we received proceeds of $286,564 in financing activities compared with $11,504 used during the year ended December 31, 2013.  The increase is attributed to the proceeds received from related party loans and long-term debts during the year ended December 31, 2014.

Liquidity and Capital Resources

As at December 31, 2014, we had a cash balance of $0 and total assets of $1,616,633 compared with a cash balance of $2,423 and total assets of $1,731,249 as at December 31, 2013.  The decrease in cash was due to operating cost expenditures. The decrease in total assets was due to amortization of such assets.

As at December 31, 2014, we had total liabilities of $466,212 compared with total liabilities of $788,972 at December 31, 2013.  The decrease in total liabilities was attributed to the cancellation of three promissory notes from Zenith Equity Group Ltd in exchange for 7,551,310 common shares issued on September 8, 2014.

As at December 31, 2014, we had a working capital deficit of $466,212 compared with a working capital deficit of $152,243 as at December 31, 2013.  The increase in working capital deficit was due to an increased in the current portion of long-term debt, accrued liabilities and a decrease of cash on hand.

There were no changes in the authorized capital of common shares during the year ended December 31, 2014.

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

Item 8.  Financial Statements and Supplementary Data

Ocean Electric Inc.

(A Development Stage Company)

December 31, 2014

(Expressed in US Dollars)

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ocean Electric Inc.

We have audited the accompanying balance sheet of Ocean Electric Inc. as of December 31, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The December 31, 2013 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph, on April 17, 2014.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Electric Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

March 27, 2015

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll free: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

We have audited the accompanying balance sheet of  as of , and the related statement of operations, stockholders’ equity and cash flows for the year ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 17, 2014

OCEAN ELECTRIC INC.

Balance Sheets

(Expressed in US dollars)

	December 31,
	2014	2013
ASSETS
Current Assets
Cash	$-	$2,423
Prepaid Expenses	-	-
Total Current Assets	-	2,423
Other Assets
Prepaid Marketing Expenses (see Note 2(g) and 9)	296,364	296,364
Fixed Assets, Net	1,830	2,299
Intangible Assets, Net	1,318,439	1,430,163
TOTAL ASSETS	$1,616,633	$1,731,249

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Cash Overdraft	7,191	0
Accounts Payable and Accrued Liabilities	240,089	146,413
Loan Payable to Related Party	20,662	8,253
Current Portion of Long-Term Debt	198,270	-
Total Current Liabilities	466,212	154,666

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	-	634,306
Total Long-Term Liabilities	-	634,306
TOTAL LIABILITIES	466,212	788,972

COMMITMENTS (See Note 8)

STOCKHOLDERS’ EQUITY
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $ 0.001 per share. Issued and Outstanding: Nil Preferred Shares.	-	-
Common Stock
Authorized: 250,000,000 common shares with a par value of $ 0.001 per share; 62,334,810 and 55,419,691. Issued and Outstanding as of Dec 31, 2014 and Dec 31, 2013.	62,334	54,783
Additional Paid in Capital	8,288,258	7,540,678
Accumulated Deficit During the Development State	(7,195,163)	(6,651,219)
Other Comprehensive Income (Loss)	(5,008)	(1,965)
TOTAL STOCKHOLDERS’ EQUITY	1,150,421	942,277
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,616,633	$1,731,249

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.

STATEMENTS OF OPERATIONS

(Expressed in US Dollars)

			Inception
			(January 10,
	For the Years Ended		2006)
	December 31,		Through
	2014	2013	12/31/2014
REVENUES
Revenues	$-	$-	$4,000
Cost of sales	-	-	-
Gross profit	-	-	4,000

OPERATING EXPENSES
Advertising and promotion	-	-	8,410
Amortization and Depreciation	112,194	111,775	357,920
General and Administrative	246,788	210,644	810,335
Management Fees	144,000	172,812	6,316,812
Total Operating Expenses	502,982	495,231	7,493,476

(Loss) from Operations	(502,982)	(495,231)	(7,489,476)

OTHER INCOME (EXPENSES)
Debt Forgiveness Income		532,703	532,703
Interest Expense	(40,962)	(47,687)	(220,410)
Other Income (Expense)	-	-	(17,980)

Total Other Income (Expense)	(40,962)	485,016	294,313

NET PROFIT/(LOSS)	$(543,944)	$(10,215)	$(7,195,163)

NET INCOME/(LOSS) PER SHARE
BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic and Diluted	57,162,680	54,783,500

OTHER COMPREHENSIVE INCOME:
Foreign Currency Translation Adjustment	(3,043)	(1,965)
COMPREHENSIVE INCOME (LOSS)	$(546,988)	$(12,180)

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTRIC INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From January 10, 2006 (date of inception) through December 31, 2014

(Expressed in US dollars)

				Deficit
				accumulated
	Common Stock		Additional	during the	Other
		Par	Paid-in	development	Comprehensive
	Shares	Value	Capital	stage	Income	Total
	#	$	$	$	$	$
Balance – January 10, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-
Common stock issued for cash at $0.03 per share	3,800,000	$3,800	$95,155	-	-	$98,955
Common stock issued for cash at $0.05 per share	1,100,000	$1,100	$53,900	-	-	$55,000
Net Loss for the period	-	$-	-	(96,645)	-	$(96,645)
Balance at December 31, 2006	4,900,000	$4,900	$149,055	$(96,645)	$-	$57,310

Net Loss for the year	-	-	-	(34,639)	-	(34,639)
Balance at December 31, 2007	4,900,000	$4,900	$149,055	$(131,284)	$-	$22,671

Net Loss for the year	-	-	-	(34,127)	-	(34,127)
Balance at December 31, 2008	4,900,000	$4,900	$149,055	$(165,411)	$-	$(11,456)

Net Loss for the year	-	-	-	(12,110)	-	(12,110)
Balance at December 31, 2009	4,900,000	$4,900	$149,055	$(177,521)	$-	$(23,566)

Net Loss for the year	-	-	-	(13,610)	-	(13,610)
Balance at December 31, 2010	4,900,000	$4,900	$149,056	$(191,131)	$-	$(37,176)

Common stock issued for cash at $0.10 per share	4,500,000	4,500	445,500	-	-	450,000
Common stock issued for intangible asset	25,000,000	25,000	432,600	-	-	457,600
Forgiveness of related party debt	-	-	29,906	-	-	29,906
Net Loss for the year	-	-	-	(88,589)	-	(88,589)
Balance at December 31, 2011	34,400,000	$34,400	$1,057,061	$(279,720)	$-	$811,741

Common stock issued for cash at $0.359 per share	1,400,000	1,400	502,600	-	-	504,000
Issuance shares for services at $0.30	20,000,000	20,000	5,980,000	-	-	6,000,000
Net Loss for the year	-	-	-	(6,361,284)	-	(6,361,284)
Balance at December 31, 2012	55,800,000	$55,800	$7,539,661	$(6,641,004)	$-	$954,457

Cancellation of Common Stock	(1,016,500)	$(1,017)	$1,017	-	-	-
Gain/(Loss) on currency conversion – Q2	-	-	-	-	$(1,055)	(1,055)
Gain/(Loss) on currency conversion – Q3	-	-	-	-	$(2,809)	(2,809)
Gain/(Loss) on currency conversion – Q4	-	-	-	-	$1,899	1,899
Net Loss For the year	-	-	-	(10,215)	-	(10,215)
Balance at December 31, 2013	54,783,500	$54,783	$7,540,678	$(6,651,219)	$(1,965)	$942,277

Gain/(Loss) on currency conversion – Q1					(608)	(608)
Gain/(Loss) on currency conversion – Q2					(2,269)	(2,269)
Gain/(Loss) on currency conversion – Q3					(103)	(103)
Note Conversion to Common Shares	7,551,310	7,551	747,580			755,131
Gain/(Loss) on currency conversion – Q4					(63)	(63)
Net Loss For the year				(543,944)		(543,944)
Balance at December 31, 2013	62,334,810	$62,334	$8,288,258	$(7,195,163)	$(5,008)	$1,150,421

The accompanying notes are an integral part of these financial statements

OCEAN ELECTRIC INC.

STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

			From Inception
			(January 10
	For the years ended		2006) through
	December 31,		December 31,
	2014	2013	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit/(Loss)	$(543,944)	$(10,215)	$(7,195,163)
Adjustments to Reconcile Net Earnings to Net Cash Used in Operating Activities
Depreciation and Amortization	112,194	111,775	357,920
Imputed Interest	-	-	93,985
Shares Issued for Services	-	-	6,000,000
Shares Common Stock Exchanged for Accrued Interest	28,111	-	28,111
Debt Forgiveness Income	-	(532,703)	(532,703)
Changes in Assets and Liabilities, Net of Effects from Acquisitions	-	-	-
Accounts Payable and Accrued Liabilities	117,695	143,784	270,568
Prepaid Expenses	-	-	2,498
NET CASH USED IN OPERATING ACTIVITIES	(285,944)	(287,359)	(974,784)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Assets	-	(2,350)	(298,714)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,350)	(298,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Bank Overdraft	7,191	-	7,191
Proceeds (to) from Related Parties	12,409	(9,411)	49,025
Repayments of Note Payable	-	(223,996)	(822,035)
Proceeds from Long-Term Debt	266,964	144,306	266,965
Common Stock Issued for Cash	-	-	1,107,955
Other Financing	-	-	-
Proceeds from Loan Payable	-	77,597	527,597
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	286,564	(11,504)	1,136,697

NET CHANGE IN CASH	620	(301,213)	(136,801)
FOREIGN CURRENCY TRANSLATION GAIN/(LOSS) OCI	(3,043)	(1,965)	(5,008)
CASH BALANCES
Beginning of period	2,423	305,601	2,423
End of period	$0	$2,423	$(139,386)

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Debt Forgiveness from Related Party	-	$(490,189)	$(460,583)
Common Stock Issued for Intangible Assets	-	$-	$457,600
Note Payable Issued for Intangible Assets	-	$-	$1,218,238
Common Stock Issued for Services	$-	$-	$6,000,000

SUPPLEMENTAL DISCLOSURES
Interest Paid	$264	$31,088	$155,001
Income Tax Paid	$-	$-	$-

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

Going Concern

The financial statements below have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of December 31, 2014, the Company has negative working capital of $466,212 and an accumulated deficit of $7,195,163.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars.  The Company’s fiscal year end is December 31.

a.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances.  The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  The actual results experienced by the Company may differ materially and adversely from the Company’s estimates.  To the extent, there are material differences between the estimates and the actual results, future results of operations will be affected.

b.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

c.

Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.  Ocean Electric has no anti-dilutive shares as of December 31, 2014.

d.

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

e.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  For the twelve months ended December 31, 2014, the Company recorded $3,043 in other comprehensive loss due to mark to market adjustment of cash and liabilities.  Comprehensive loss for the twelve months ended December 31, 2013 was $1,965.

For the Twelve Months Ended December 31, 2014
Revenue	$0
Expenses	$502,892
Other Income (Loss)	$(40,962)
Net Income (Loss)	$(548,953)
Other Comprehensive Income, Net of Tax:
Foreign Currency Adjustments	$(3,043)
Other Comprehensive Income (Loss)	$0
Comprehensive Income (Loss)	$(3,043)

f.

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

g.

Prepaid Marketing Expenses

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video. As of December 31, 2014, the project is still on hold until funding can be obtained. Management has determined that the video project should not be impaired at this time. Once the project is finished, the Company intends to recognize the marketing expenses in a period of two years.

h.

Intangible Assets

Intangible assets are comprised of patents and licenses relating to wave energy and wind energy technology.  The intangible assets are externally acquired and are amortized straight-line over a useful life of fifteen years with zero residual value.

i.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined, based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

j.

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

k.

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

On June 10, 2014, the FASB issued authoritative guidance which eliminates the concept of a development stage entity. The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company previously had been considered a development stage entity as its operations had not begun and has elected early adoption of this guidance effective with the filing of this quarterly report.

3. Intangible Assets

	December 31, 2014 $	December 31, 2013 $
Wave Energy Technology
Cost	1,218,238	1,218,238
Accumulated Amortization	263,451	182,235
Net Carrying Value	954,787	1,036,003
Wind Energy Technology
Cost	457,600	457,600
Accumulated Amortization	93,948	63,440
Net Carrying Value	363,652	394,160
Wave and Wind Energy Technology
Cost	1,675,838	1,675,838
Accumulated Amortization	357,399	245,675
Net Carrying Value	1,318,439	1,430,163

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

4. Fixed Assets

Fixed Assets as of December 31, 2014 consist of the following:

	2014	2013
Computers	$2,350	$2,350
Less: Accumulated Depreciation	521	52
	$1,829	$2,298

The depreciation for the twelve months ending December 31, 2014 and 2013 was $469 and $52, respectively.

5. Long-Term Debt

	December 31, 2014	December 31, 2013
Loan Payable (Zenith Equity Group)	$0	$450,000
Loan Payable (Tandem Growth)	0	40,000
Loans From Investors	198,270	144,306
Total Long-Term Debt	198,270	634,306
Less: Current Portion	198,270	0
Long-Term Liability	$0	$634,306

On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group, Ltd. providing for a loan of $450,000.  The loan accrued simple interest of 3.5% on the outstanding principal amount and was to be repaid in full on or before June 27, 2015.   On September 8, 2014, all Zenith Loan was converted into common stock of the company.

On November 1, 2013, the Company entered into a loan agreement with Tandem Growth, providing for a loan of $40,000. The loan accrued simple interest of 6% simple interest per year (calculated on the basis of a 365-day year) on the outstanding principal amount and was to be repaid in full on or before November 1, 2016. On September 8, 2014, the loan was acquired by Zenith Equity Group Ltd. (“Zenith”) and converted into 7,551,310 shares of common stock of the Company.

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

Long-term notes payables to investors in the sum of $198,270 has become current as of December 31, 2014.  This amount is required to be repaid during the year ended December 31, 2015. The interest rate on these investors loans are 6% per year, simple interest, calculated on the basis of a 365-day year.

	Total Payment $	Unrealized Interest $	Principal $
2013	0	1,435	144,306
2014	0	10,977	62,105
2014 – Returned to Investors	0	0	(8,141)
Total	0	12,413	198,270

6. Related Party Transactions

a)

As at December 31, 2014 and December 31, 2013, the Company owed $14,394 and $1,985 to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

b)

As at December 31, 2014 and December 31, 2013, the Company owed $6,268 and $6,268 to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

On October 3, 2011, the Company purchased the rights to a wave energy technology from Hidroflot, S.A., a company solely owned by the President of the Company, for $1,400,000.

d)

On December 13, 2011, the Company purchased the rights to an off-shore wind energy technology from Green & Blue Sustainable Technologies, a company solely owned by the President of the Company, for 25,000,000 common shares with a fair value of $457,600.

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

7. Income Taxes

As of December 31, 2014, the Company had $7,200,171 of net operating losses carried forward to offset taxable income in future years which will start expiring commencing in fiscal 2027. The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% is $2,448,058.  As at December 31, 2014 and 2013, the Company had no uncertain tax positions.

	12/31/2014	12/31/2013	Prior to 2013	Total
	$	$	$	$
Net Loss Before Taxes	546,988	12,180	6,641,003	7,200,171
Effective Tax Rate	34.00%	34.00%	34.00%	34.00%

Expected Tax Recovery	185,976	4,141	2,257,941	2,448,058
Change in Valuation Allowance	(185,976)	(4,141)	(2,257,941)	(2,448,058)
Subtotal	0	0	0	0

Income Tax Provision	0	0	0	0

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets was no longer impaired and the allowance was no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.  The tax years for 2011 to 2014 are still open for inspection by the individual taxing authorities.

8. Accounts Payable:

a)

On April 3, 2013, the Company received an unsecured loan from Hidroflot, S.A. of $19,752. There is no interest rate associated with the outstanding principal and a repayment schedule was not established. This loan was cancelled on July 1, 2013, after the Company received a notice from Hidroflot S.A. informing it that Hidroflot, S.A. ceased its operations effective June 30, 2013. As of December 31, 2013 and 2014, the Company owed $0 to Hidroflot, S.A.

9. Share Capital

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

f)

On September 8, 2014, 7,551,310 common shares were issued to Zenith Equity Group Ltd and three promissory notes in the aggregate principal amount of $703,000 and interest amount of $52,131 were cancelled.

10. Commitments

On April 16, 2012, the Company entered into an agreement with a production company, whereby the production company will produce an advertorial video project at a cost of $395,152, to be paid according to the following schedule

50% ($197,576) upon signing of the agreement (paid);

25% ($98,788) prior to commencement of animation (paid); and

25% ($98,788) on delivery of the final video project.

As of December 31, 2014, the Company has paid $296,364 for the video project. The video production was scheduled to be completed in December 2013 but is still unfinished. Management has determined that the video project should not be impaired at this time. Once the project is finished, the Company intends to recognize the marketing expenses in a period of two years.

11. Subsequent Events

Stock Issuance for Arch Capital Ventures Ltd:

On January 30, 2015, the Company entered into a service agreement with Arch Capital Ventures Ltd (“Arch Capital”).  Pursuant to the service agreement, Arch Capital agrees to provide services in connection with helping the Company develop a business plan to deploy its energy production systems based on ocean wave motion and a corporate structure and public presence to aid in the funding and implementation of its business plan and brand development, including services in corporate reorganization, funding structures, business plan development and documentation, and branding.  This service agreement has been filed with the Securities and Exchange Commissions as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commissions on January 19, 2015.

On January 30, 2015, the Company issued 5,500,000 shares of common stocks to Arch Capital as compensation for services under the service agreement. As of March 27, 2015, Arch Capital owned 5,500,000 shares of the Company’s Common Stock, representing approximately 8.1% of the shares of the 67,834,810 shares issued and outstanding.

Convertible Promissory Note Agreement.

On January 30, 2015, the Company issued 5,500,000 shares of common stocks to Arch Capital as compensation for services under the service agreement. As of March 27, 2015, Arch Capital owned 5,500,000 shares of the Company’s Common Stock, representing approximately 8.1% of the shares of the 67,834,810 shares issued and outstanding.  Convertible Promissory Note Agreement.

On February 20, 2015, the Company entered into a Convertible Promissory Note Agreement (“Note”) with Azuma Group Ltd (“Azuma”), pursuant to which Azuma lent USD $15,000 to the Company (referred to as the “Azuma Loan”).  The interest rate on the outstanding and unpaid principal amount of the Azuma Loan will be 8.0% per year, simple interest, calculated on a basis of 365-day year.  The interest will accrue on the outstanding principal and will be payable in full on February 20, 2016, unless converted or prepaid. The principal and interest may not be prepaid by the Company or converted by Azuma during prior to August 20, 2015.  After August 20, 2015, the Company will have the option to prepay the Azuma Loan and Azuma will have the option to convert the Azuma Loan to shares of Common Stock of the Company.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On December 26, 2014, DMK Certified Public Accountants (“DKM”) notified the Company of its resignation as the independent registered public accounting firm to the Company.

The reports of DKM on the Company’s balance sheets as of December 30, 2012 and 2013 and the related consolidated statements of operations, statement of stockholders’ equity (deficiency) and cash flows for the years ended December 30, 2012 and 2013 and for the period from inception until September 30, 2013, did not contain an adverse opinion or disclaimer of opinion, except that the reports stated that there is substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2012 and December 31, 2013, and the subsequently through December 26, 2014, there were no disagreements between the Company and DKM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DKM, would have caused it to make a reference to the subject matter of the disagreements in connection with their review on the Company’s financial statements for such periods.  There were no reportable events (as described under Item 304(a)(1)(v) of Regulation S-K) during the Company’s two most recent fiscal years and subsequently through December 26, 2014.

On December 26, 2014, the Company engaged Green & Company CPA’s (“Green”), as its new independent registered public accounting firm. The engagement of Green was approved by the Company’s board of directors on December 26, 2014.

During the fiscal years ended December 31, 2012 and December 31, 2013 and through December 26, 2014, neither the Company nor anyone acting on its behalf consulted with Green regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that Green concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who also acted as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and management has concluded that the Company’s internal controls over financial reporting are ineffective as of December 31, 2014.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of employees and lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants.  We do not have a separately designated audit committee.  This weakness is due to our lack of sufficient working capital to hire additional staff.  To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer who also acts as our Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our current director and officer is as follows:

Name	Age	Position
Ricardo Prats	51	Director, President, Chief Executive Officer, Chief Financial Officer, Treasurer
Gemma Badillo	26	Corporate Secretary

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

Ricardo Prats, President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Ricardo Prats has been our President, Chief Executive Officer, Chief Financial Officer, Treasurer and sole Director since December 31, 2011, and was our Secretary until December 28, 2012.  From May 2005 to present, Mr. Prats has been the owner and Chief Executive Officer of Hidroflot, S.A., a private company involved in wave renewables energies.  Mr. Prats also created and funded Asturflot, S.A. in 2008 and Ocean Electric de Cantabria, S.L. in 2009.  Both of these companies are subsidiaries of Hidroflot devoted to marine renewables energy production in the north coast of Spain.  In 2010, Mr. Prats, founded and is the sole shareholder of Green & Blue Sustainable Technologies, a private company whose aim was to develop a new wind energy turbine concept.  In 2011, Mr. Prats founded and is the sole shareholder of Green & Drive Electric, a private company, that is devoted to the commercialization of electric vehicles for sustainable mobility.

Mr. Prats has received numerous awards throughout his illustrious career.  Recently in May 2013, he was awarded with “Creating industry” for wave power isolated project organized by Catalonia Engineering College.  In 2008, Mr. Prats received the Excellence in Entrepreneurship Award in Energy in the Keiretsu Forum organized jointly with the Chamber of Commerce in Barcelona and American Chamber of Commerce in Spain.  In addition, Mr. Prats has received honorable mention in the VI International Congress of Engineering projects in Barcelona, Spain and a silver medal in Salon des Inventions de Genève in 2003.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that some transactions in shares owned by one of our ten-percent stockholders were not in compliance with Section 16(a).

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

As of December 31, 2014, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ricardo Prats	2014	144,000	0	0	0	0	0	0	144,000
	2013	144,000	-	-	-	-	-	-	144,000
Gemma Badillo	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Mr. Prats is our President, Chief Executive Officer, Chief Financial Officer, Treasurer and sole Director.

Mr. Prats spends all of his business time on our affairs.  In year 2014, the compensation amount recorded was $144,000.

Outstanding Equity Awards at Fiscal Year End

We do not have any regular equity award program or plan.  As of March 31, 2015, we did not have any unexercised stock options held by any of our executive officers.

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

Change of Control

As of March 31, 2015, we did not have any non-statutorily required pension plans, compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Compensation of Directors

We do not pay our directors any fees for attendance at Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of March 31, 2015, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of March 31, 2015, there were 67,834,810 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of March 31, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (2)
Ricardo Prats 112 North Curry Street Carson City, Nevada 89703	44,995,000	(1)	66%
Gemma Badillo 112 North Curry Street Carson City, Nevada 89703	0		--
All Executive Officers and Directors as a Group (2 people)	44,995,000	(1)	66%
Francisco Quiros Krum Paraguay 3870 9º C 1428 Buenos Aires Argentina	3,500,000		5%
Zenith Equity Group Ltd. 3 Peterhouse Road Sutton, Macclesfield Cheshire, United Kingdom	13,451,310		20%
Arch Capital Ventures Ltd. 71-75 Shelton Street London WC2H 9JQ, England	5,500,000		8%

(1)

Represents 19,995,000 shares held directly by Mr. Ricardo Prats and 25,000,000 shares which are held by Green & Blue Sustainable Technologies, a company controlled by Mr. Ricardo Prats.

(2)

Calculated based on 67,834,810 shares issued and outstanding shares as March 27, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

As of March 31, 2015 and December 31, 2014, the Company owed $6,268 to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

As of March 15, 2015 and December 31, 2014, the Company owed $ 14,394 to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

On October 3, 2011, the Company purchased the rights to a wave energy technology from Hidroflot, S.A., a company which our sole director and our principal executive officer had founded for $1,400,000.  As of December 31, 2012, the Company owed $ 714,186 of the purchase price, and is reflected as debt relating to the acquisition of the wave energy technology on the financial statements of the Company.  The purchase price amount was payable in equal monthly installments of $42,424, and carried interest at the rate of 0.833333%.  The payments were to be accelerated to three equal monthly payments of the outstanding balance once the Company generates revenues of $10,000,000 from the technologies.  On July 1, 2013, the Company received a notice from Hidroflot S.A. informing it that Hidroflot, S.A. ceased its operations effective June 30, 2013. As a result, the Company was released from its payment obligation related to the acquisition of the wave energy technology. As of the date of the notice, the Company had an outstanding balance of $ 490,189 on a note payable and $42,514 in Accounts Payable, consisting of $38,111 unpaid principal and $4,403 in unpaid interest. As a result, the Company recorded a Debt Forgiveness Income of $ 532,703. As at December 31, 2014, no amount was due.

On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group (“Zenith”), a shareholder of the Company, providing for a loan of $450,000.  The loan accrued simple interest at 3.5% on the outstanding principal amount and to be repaid in full due on or before June 27, 2015.  On September 18, 2013, the Company entered into another loan agreement with Zenith, providing for a loan of $40,000.  The loan accrued simple interest at 3.5% on the outstanding principal amount and to be repaid in full due on or before June 27, 2015.  On January 29, 2014, the Company entered into a Consolidated Loan Agreement with Zenith (“Consolidated Loan Agreement”), to consolidate outstanding loans of $450,000 made on June 26, 2012 and $40,000 made on September 18, 2013, and accrued interest of $25,623.83 through January 29, 2014 (“Consolidated Debt”). In addition to Consolidated Debt, Zenith lent $100,000 on January 29, 2014 (the “New Credit Loan”) and made available from time to time, an aggregate amount of $300,000 prior to December 31, 2014 (the “Drawdown”, together with the Consolidated Debt and the New Credit Loan, the “Loan”).  Under the Consolidated Loan Agreement, Zenith had the right to convert at any time and from time to time the principal and accrued interest due into shares of common stock of the Company, at the initial rate of $0.10 per share.  On September 8, 2014, the Company entered into a Note Conversion Agreement (the “Conversion Agreement”) with Zenith to convert Consolidated Debt and its accrued interests into 7,551,310 shares of Common Stock, at the rate of $0.10 per share (the “Conversion Shares”).  The Conversion Shares are being issued as restricted securities pursuant to section 4(2) of the Securities Act of 1933.

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

On January 19, 2015, the Company entered into a letter agreement with Arch Capital Ventures Ltd. (“Arch Capital”), pursuant to which Arch Capital will provide corporate restructuring and capital funding advisory services to the Company.  In return, the Company agrees to issue 5,500,000 shares of common stock of the Company to Arch Capital.  On January 30, 2015, the Company issued 5,500,000 shares of common stocks to Arch Capital as compensation for services under such agreement. As of March 27, 2015, Arch Capital owned 5,500,000 shares of the Company’s Common Stock, representing approximately 8.1% of the shares of the 67,834,810 shares issued and outstanding.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by our current principal accountant, Green & Company CPA, and our previous principal accountant, Drake & Klein CPAs.

Description of Service	Year ended December 31, 2013 ($)	Year ended December 31, 2014 ($)
Audit fees	10,250
Audit-related fees
Tax fees
All other fees
Total	10,250

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually.  The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2014.

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
10.1

Purchase and Sale Agreement, dated October 3, 2011, by and between Hidroflot, S.A. and the Company (filed as an exhibit to the Form 10-K, as filed with the Securities and Exchange Commission on April 16, 2013, and incorporated herein by reference).

10.2

Consolidated Loan Agreement, dated January 29, 2014, by and between Zenith Equity Group Ltd. and Ocean Electric Inc. (filed as exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2014, and incorporated herein by reference).

10.3

Note Conversion Agreement, dated September 8, 2014, by and between Zenith Equity Group Ltd. and Ocean Electric Inc. (filed as exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2014, and incorporated herein by reference).

10.4

Letter Agreement, dated as of January 19, 2015, by and between Ocean Electric Inc. and Arch Capital Venture Ltd. (filed as exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 19, 2015, and incorporated herein by reference).

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

OCEAN ELECTRIC, INC.

Date: March 31, 2015	By:	/s/ Ricardo Prats
Ricardo Prats,
Chief Executive Officer, President and Chief Financial Officer