Form 10-Q
period 2015-03-31
Ocean Electric Inc.
filed 2015-05-20
CIK 1358099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

As of May ____, 2015 the registrant’s outstanding stock consisted of _____________ shares of common stock at $.001 par value.

OCEAN ELECTRIC INC.

PART I - FINANCIAL INFORMATION

OCEAN ELECTIRC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(The Interim Financial Statements have not been reviewed by our Independent Accountant.)

	March 31,	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash	$-	$31,387
Total current assets	-	31,387

Other assets
Prepaid Marketing Expenses (see Note 10)	296,364	296,364
Work in Progress, Patents	-	14,992
Fixed Assets, Net	1,713	2,183
Intangible Assets, Net	1,290,509	1,402,232
TOTAL ASSETS	$1,588,586	$1,747,158

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Cash Overdraft	$3,989	$-
Accounts Payable and Accrued Liabilities	294,404	145,535
Loan Payable to Related Party	20,673	8,253
Current Portion of Long-Term Debt	201,018	-
Total Current liabilities	520,084	153,788

Long-Term Liabilities
Long-Term Debt, Net of Current Portion	15,000	824,789
Total Long-Term Liabilities	15,000	824,789
TOTAL LIABILITIES	535,084	978,577

COMMITMENTS (See Note 10)

STOCKHOLDERS' EQUITY
Preferred Stock
Authorized: 5,000,000 preferred shares with a par value of $ 0.001 per share. Issued and outstanding: Nil Preferred Shares	-	-
Common Stock
Authorized: 250,000,000 common shares with a par value of $ 0.001 per share; 62,356,490 and 54,783,500 Issued and Outstanding as of March 31, 2015 and March 31, 2014	62,356	54,783
Additional paid in capital	8,290,405	7,540,678
Accumulated Deficit During the Development State	(7,294,516)	(6,824,307)
Other Comprehensive Income (Loss)	(4,743)	(2,573)
TOTAL STOCKHOLDERS' EQUITY	1,053,502	768,581
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,588,586	$1,747,158

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTIRC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Expressed in U.S. Dollars)

(The Interim Financial Statements have not been reviewed by our Independent Accountant.)

	Three Months Ended March 31,		From Inception (January 10, 2006) Through March 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Revenues	$-	$-	$4,000
Cost of Sales	-	-	-
Gross Profit	-	-	4,000

OPERATING EXPENSES
Advertising and promotion	-	-	8,410
Amortization and Depreciation	28,047	28,047	385,967
General and Administrative	32,069	97,614	842,404
Management Fees	36,000	36,000	6,352,812
Total Operating Expenses	96,116	161,661	7,589,593

(Loss) from Operations	(96,116)	(161,661)	(7,585,593)

Other income (expense)
Debt forgiveness income	-	-	532,703
Interest expense	(3,212)	(11,427)	(223,622)
Other income (expense)	(24)	-	(18,004)
Total other income (expense)	(3,236)	(11,427)	291,077
Loss from continuing operations	(99,352)	(173,088)	(7,294,516)

Loss before income taxes	(99,352)	(173,088)	(7,294,516)

Income taxes	-	-	-

NET LOSS	$(99,352)	$(173,088)	$(7,294,516)

Net loss per Share Basic and Diluted	$(0.00)	$(0.00)

Weighted average common and common equivalent shares outstanding
Basic and diluted	62,335,054	54,783,500

Other Comprehensive Income:
Foreign Currency Translation Adjustment	265	(608)
Comprehensive Income (Loss)	$265	$(608)

The accompanying notes are an integral part of these financial statements.

OCEAN ELECTIRC INC.

(formerly known as Gold Holding Corp.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Expressed in U.S. Dollars)

(The Interim Financial Statements have not been reviewed by our Independent Accountant.)

	Three Months Ended March 31,		From Inception (January 10, 2006) Through March 31,
	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(99,352)	$(173,088)	$(7,294,515)
Adjustments to reconcile net earnings to net cash used in operating activities
Depreciation and Amortization	28,047	28,046	385,967
Imputed Interest	-	-	93,985
Shares issued for services	-	-	6,000,000
Shares Common Stock Exchanged for Accrued Interest	-	-	28,111
Debt Forgiveness Income	-	-	(532,703)
Changes in assets and liabilities, net of effects from acquisitions	-	-	-
Accounts payable and accrued liabilities	54,315	(878)	324,883
Prepaid expenses	-	-	2,498
NET CASH USED IN OPERATING ACTIVITIES	(16,990)	(145,920)	(991,775)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of assets	-	(14,992)	(298,714)
NET CASH USED IN INVESTING ACTIVITIES	-	(14,992)	(298,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Change from Bank Overdraft	-	-	7,191
Proceeds from related parties	11	-	49,036
Repayments of note payable	-	(8,140)	(822,035)
Proceeds from long term debt	15,000	198,624	281,964
Common stock issued for cash	2,168	-	1,110,123
Proceeds from loan payable	2,748	-	530,345
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	19,927	190,484	1,156,624

NET CHANGE IN CASH	2,937	29,572	(133,865)
FOREIGN CURRENCY TRANSLATION GAIN/(LOSS)-OCI	265	(608)	(4,743)
CASH BALANCES
Beginning of period	(7,191)	2,423	134,618
End of period	$(3,989)	$31,387	$(3,990)

SUPPLEMENTAL DISCLOSURE
Interest paid	-	-	-
Income taxes paid	-	-	-

NON-CASH INVESTING AND FINANCING TRANSACTIONS :
Debt forgiveness from related party	$-	$-	$(460,583)
Common stock issued for intangible assets	$-	$-	$457,600
Note payable issued for intangible assets	$-	$-	$1,218,238
Common stock issued for services	$-	$-	$6,000,000

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$25,852	$155,001.00
Income tax paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

The Interim Financial Statements have not been reviewed by our Independent Accountant.

OCEAN ELECTRIC INC.

ITEM 1.  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  As of March 31, 2015, the Company had negative working capital of $520,084 and an accumulated deficit of $7,294,516.  The continuation of the Company as a going concern is dependent upon the continued financial support from its management, its ability to identify potential investors and obtain the necessary debt or equity financing, and its ultimate ability to generate profitable operations from the Company’s future operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Interim Financial Statements have not been reviewed by our Independent Accountant.

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

The Interim Financial Statements have not been reviewed by our Independent Accountant.

g)

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  For the three months ended March 31, 2015, the Company recorded $265 in other comprehensive income due to mark to market adjustments of cash and liabilities. There was $608 in other comprehensive loss for the same period ending March 31, 2014.

Net Income (Loss) and Comprehensive Income for the Three Months Ended March 31, 2015:

FOR THE THREE MONTHS ENDED MARCH 31, 2015
Revenues	$0
Expenses	$96,116
Other Income	$(3,236)
Net Income (Loss)	$(99,352)
Other Comprehensive Income, Net of Tax:
Foreign Currency Adjustments	$265
Other Comprehensive Income (Loss)	$0
Comprehensive Income (Loss)	$265

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

The Interim Financial Statements have not been reviewed by our Independent Accountant.

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

3. Intangible Assets

	March 31, 2015 $	December 31, 2014 $
Wave Energy Technology
Cost	1,218,238	1,218,238
Accumulated Amortization	283,755	263,451
Net Carrying Value	934,483	954,787
Wind Energy Technology
Cost	457,600	457,600
Accumulated Amortization	101,575	93,948
Net Carrying Value	356,025	363,652
Wave and Wind Energy Technology
Cost	1,675,838	1,675,838
Accumulated Amortization	385,330	245,675
Net Carrying Value	1,290,508	1,318,439

On October 3, 2011, the Company acquired all of the rights and patents to a wave energy technology developed by Hidroflot, S.A.  The purchase price was $1,400,000 for the technology, which was payable in thirty-three monthly installments, and has been recorded at the present value of $1,218,238, based on the present value of payments.

The Interim Financial Statements have not been reviewed by our Independent Accountant.

On December 13, 2011, the Company acquired all of the rights and patents to an off-shore wind energy technology developed by Green & Blue Sustainable Technologies.  The Company issued 25,000,000 common shares as full payment for the acquisition, with a market value of $457,600.

Estimated Amortization Expense	$
For The Year Ended December 31, 2015	111,724
For The Year Ended December 31, 2016	111,724
For The Year Ended December 31, 2017	111,724
After December 31, 2017	983,267
Total	1,318,439

4. Fixed Assets

Fixed Assets as of March 31, 2015 consist of the following:

2015
Computers	$2,350
Less: Accumulation Depreciation	637
$1,713

The depreciation for the twelve months ending December 31, 2014 and 2013 was $469 and $52, respectively.

5. Long-Term Debt

	March 31, 2015 $	December 31, 2014 $
Loan Payable (Azuma Group Ltd)	15,000	0
Loans From Investors	0	198,270
Total Long-Term-Debt	15,000	198,270
Less: Current Portion	0	198,270
Long-Term Liabilities	15,000	0

On June 26, 2012, the Company entered into a loan agreement with Zenith Equity Group, Ltd. (“Zenith”) providing for a loan of $450,000.  The loan accrued simple interest of 3.5% on the outstanding principal amount and was to be repaid in full on or before June 27, 2015.  On September 8, 2014, all of the Zenith loan was converted into common stock of the Company.

On November 1, 2013, the Company entered into a loan agreement with Tandem Growth, providing for a loan of $40,000. The loan accrued simple interest of 6% per year on the outstanding principal amount and was to be repaid in full on or before November 1, 2016. On September 8, 2014, the loan was acquired by Zenith and converted into common stock of the Company.

On January 29, 2014, the Company, entered into a Consolidated Loan Agreement (the “Loan Agreement”) with Zenith, to consolidate outstanding loans made by Zenith to the Company in 2012 and 2013 and to extend new loans to the Company.  Zenith is also a shareholder of the Company and owns more than 5% of the issued and outstanding shares of common stock of the Company.

The Loan Agreement consolidated outstanding loans of approximately $450,000 made on June 26, 2012 and $40,000 made on September 18, 2013, and accrued interest of $25,623.83 (collectively, the “Consolidated Debt”).  In addition to the Consolidated Debt, upon signing, Zenith lent $100,000 (the “New Credit Loan”) and made available to the Company a line of credit of an aggregate amount of $300,000 prior to December 31, 2014 (the “Drawdown”, together with the Consolidated Debt and the New Credit Loan, the “Loan”). Under the Drawdown, the Company borrowed $73,000 on March 20, 2014.  The Loan had a maturity date of April 15, 2018. The interest rate on the Loan was 6% per year, simple interest.

The Interim Financial Statements have not been reviewed by our Independent Accountant.

On September 8, 2014, all of the principal and interest due under the Loan Agreement and other debt held by Zenith was converted into 7,551,310 shares of Common Stock of the Company.

On February 20, 2015, the Company entered into a Convertible Promissory Note Agreement (“Note”) with Azuma Group Ltd (“Azuma”), pursuant to which Azuma lent USD $15,000 to the Company (referred to as the “Azuma Loan”).  The interest rate on the outstanding and unpaid principal amount of the Azuma Loan is 8.0% per year, simple interest, calculated on a basis of 365-day year.  The interest will accrue on the outstanding principal and will be payable in full on February 20, 2016, unless converted or prepaid. The principal and interest may not be prepaid by the Company or converted by Azuma prior to August 20, 2015.  After August 20, 2015, the Company will have the option to prepay the Azuma Loan and Azuma will have the option to convert the Azuma Loan to shares of Common Stock of the Company.

During year 2014, the Company received $144,306 as loans from investors. The terms of these loans were documented on January 31, 2014. These loans will mature in 18 months, and bear a 6% interest rate per year. Interest accrues starting January 2014. During the three months ended on March 31, 2014, $8,141 was returned to investors who decided to cancel their loans before January 31, 2014. By the end of 03/31/2015, $28,952 of those loans matured.  However, due to the company’s negative working capital, these debts will not be retired until the condition of the company is better.  Interest for matured loans will continue to accrue until retired.

As of March 31, 2015 and December 31, 2014, the Company owed $198,270 and $198,270 related to long-term loans from investors.

	Total Payment	Unrealized Interest	Principal
	$	$	$
2015	0	2,933	0
2014	0	10,977	198,270
Total	0	13,910	198,270

The Company is required to make the following principal repayments on the long-term debt:

Year	$
2015	198,270
2016	0
2017	0
2018	0
2019	0
Total	198,270

6. Related Party Transactions

a)

On September 8, 2014, the Company entered into a Note Conversion Agreement with Zenith Equity Group Ltd, a shareholder of the Company, to convert outstanding indebtedness of the Company into 7,511,310 shares of common stock of the Company.

b)

As at March 31, 2015 and December 31, 2014, the Company owed $14,405 and $ 14,394 to the former President of the Company.  The amounts were used to fund operations.  The amounts owing are unsecured, non-interest bearing, and due on demand.

c)

As at March 31, 2015 and December 31, 2014, the Company owed $6,268 and $ 6,268 to the President and CEO of the Company. The amounts were used to fund operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

d)

On October 3, 2011, the Company purchased the rights to a wave energy technology from Hidroflot, S.A., a company solely owned by the President of the Company, for $1,400,000 (see notes 3 and 4).

The Interim Financial Statements have not been reviewed by our Independent Accountant.

e)

On December 13, 2011, the Company purchased the rights to an off-shore wind energy technology from Green & Blue Sustainable Technologies, a company solely owned by the President of the Company, for 25,000,000 common shares with a fair value of $457,600 (see note 3).

f)

On April 27, 2012, the Company issued 20,000,000 shares with a fair value of $6,000,000 to the sole director for serviced provided and to be provided from January 1, 2012 to December 31, 2012.

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

8. Income Taxes

As of March 31, 2015, the Company had $7,299,372 of net operating losses carried forward to offset taxable income in future years which will start expiring commencing in fiscal 2027.  The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 34% is $2,481,787.  As at March 31, 2015 and December 31, 2014, the company had no uncertain tax positions.

	03/31/2015	12/31/2014	Prior to 2014	Total
	$	$	$	$
Net Loss Before Taxes	99,202	546,988	6,653,183	7,299,372
Effective Tax Rate	34.00%	34.00%	34.00%	34.00%

Expected Tax Recovery	33,729	185,976	2,262,082	2,481,787
Change in Valuation Allowance	(33,729)	(185,976)	(2,262,082)	(2,484,787)
Subtotal	0	0	0	0

Income Tax Provision	0	0	0	0

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carry forwards generated prior to the ownership change will be subjected to an annual limitation, which could reduce or defer the utilization of these losses. The tax years for 2011 to 2015 are still open for inspection by the individual taxing authorities.

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

The Interim Financial Statements have not been reviewed by our Independent Accountant.

d)

On April 19, 2013, 285,500 common shares were cancelled and returned to treasury stock and the Company recorded an increase of paid-in-capital for $286.

e)

On November 15, 2013, 731,000 common shares were cancelled and returned to treasury stock and the Company recorded an increase of paid-in-capital for $731.

f)

On September 8, 2014, 7,551,310 common shares were issued to Zenith and indebtedness in the aggregate principal amount of $703,000 and interest amount of $52,131 were cancelled.

g)

On January 30, 2015, the Company issued 5,500,000 shares of common stocks to Arch Capital Ventures Limited as compensation for services under a service agreement. As of March 27, 2015, Arch Capital owned 5,500,000 shares of the Company’s Common Stock, representing approximately 8.1% of the shares of the 67,834,810 shares issued and outstanding.  On April 14, 2015, the service agreement was novated, the service arrangement was cancelled and the 5,500,000 shares of common stock were returned to the status of authorized but unissued capital.

h)

On March 30, 2015, the Company issued 21,680 shares of common stocks for an investor at the price of $0.10 per share in exchange for cash.  This proceed was used for operation.

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

As of May 31, 2015, the Company has paid $296,364 for the video project. The video production was scheduled to be completed in December 2013 but is still unfinished. Management has determined that the video project should not be impaired at this time. Once the project is finished, the Company intends to recognize the marketing expenses in a period of two years.

11. Subsequent Events

On April 20, 2015, the Company entered into a letter agreement (the “StockVest Agreement”) with StockVest (“StockVest”), pursuant to which StockVest agrees to provide advertising, promotional and marketing services for the Company for the period between April 27, 2015 and July 27, 2015, in exchange of the issuance of 650,000 restricted shares of common stock of the Company to StockVest.  The StockVest Agreement also contains an anti-dilution until November 1, 2015, such that the Company will issue StockVest additional shares on November 1, 2015, if necessary, so that StockVest shall own at least 1% of the outstanding shares of the Company as of November 1, 2015.

On April 14, 2015, the Company and Arch Capital entered into a novation of their January 30, 2015 agreement to return their business relationship to the status quo before the date of the agreement in January, and Arch Capital returned the 5,500,000 million consideration shares for cancellation and return to the status of authorized but unissued shares of common stock.

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

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $0 and a working capital deficit of $520,084.  As of March 31, 2015 our accumulated deficit was $7,294,516.  For the three months ended March 31, 2015 our net loss was $99,352 compared to net loss of $173,088 during the same period in 2014.  This decrease in net loss was due to the decrease in spending in G&A.

We used net cash of $16,990 operating activities for the three months ended March 31, 2015 compared to used net cash of $145,920 for operating activities for the same period in 2014.  We used net cash of $0 in investing activities for the three months ended March 31, 2015 and $14,992 for the same period in 2014.  We received net cash of $19,927 in financing activities for the three months ended March 31, 2015 compared to using net cash of $190,484 in financing activities for the same period in 2014.

These financial statements have been prepared on the assumption that we are a going concern.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate revenues, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  We are exploring different avenues of financing.  From time to time, we enter into loan arrangements and equity sales with different persons, some of which having been securities holders of the Company through loans and equity holdings and some of which being new investors.  We do not expect that the funds available currently or in our working capital will provide us with all the required working capital for our day to day expenses, including the general administration, overhead and professional services for 2015.  Additionally, for expanded development and implementation of our business plans we will need additional capital, for which we do not have any specific arrangements.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at March 31, 2015, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and from inception to March 31, 2015.

Limited Revenues

Since our inception on January 10, 2006 to March 31, 2015, we have earned limited revenue of $4,000.  As of March 31, 2015, we have an accumulated deficit of $7,294,516 and we did not earn any revenues during the three months ending on March 31, 2015.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $99,352 for the three months ended March 31, 2015, compared to a net loss of $173,088 for the same period in 2014.  This decrease in net loss was due to the decrease in G&A spending.  From inception on January 10, 2006 to March 31, 2015, we have incurred a net loss of $7,294,516.  Our basic and diluted loss per share was $0.00 for the three months ended March 31, 2015, and $0.00 for the same period in 2014.

Expenses

Our total operating expenses decrease from $161,661 to 96,116 for the three months ended March 31, 2015 compared to the same period in 2014.  This decrease in expenses is mostly due to a decrease in G&A expenses.  Since our inception on January 10, 2006 to March 31, 2015, we have incurred total operating expenses of $7,589,593.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer. We carried out an evaluation, under the supervision and with the participation of our management, which consists our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, which consists of our Chief Executive Officer, who is also our Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  Because our operations and disclosure controls and internal controls are all under the direction of one and the same person, they are not currently effective.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of May 20, 2015, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USER OF PROCEEDS SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS*	XBRL Instance Document
EX-101.SCH*	XBRL Taxonomy Extension Schema
EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB*	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase

* to be filed with the amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

OCEAN ELECTRIC, INC.
(REGISTRANT)

Date: May 20, 2015	/s/ Ricardo Prats
Ricardo Prats,
President, Chief Executive Officer, Chief Financial Officer and Director